Form 10-Q
period 2009-11-30
RoomStore, Inc.
filed 2010-02-04
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-158373

ROOMSTORE, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1832498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12501 Patterson Avenue, Richmond, Virginia 23238

(Address of principal executive offices, including zip code)

(804) 784-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 2, 2010, 9,770,414 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROOMSTORE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	November 30, 2009	February 28, 2009
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,038	$131
Inventories	43,853	46,715
Receivables (net of allowance for doubtful accounts: 11/30/09 - $130; 2/28/09 - $158)	4,254	2,344
Income taxes receivable	1,876	4,147
Prepaid expenses	2,987	3,243
Deferred income taxes	1,008	2,721

Total current assets	57,016	59,301

Property, plant and equipment, net	29,146	31,948
Other assets	3,758	3,525

Total Assets	$89,920	$94,774

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$10,502	$12,097
Accrued liabilities	21,424	18,903
Accrued income taxes	560	228
Note payable - credit facility - current portion	10,021	8,000
Mortgage note payable - current portion	76	72
Deferred revenue	7,686	5,145

Total current liabilities	50,269	44,445

Deferred rent	4,231	4,073
Deferred income taxes - non-current	1,334	4,571
Note payable - credit facility	—	966
Mortgage note payable	2,441	2,499

Total Liabilities	58,275	56,554

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 9,770,414 shares issued and outstanding	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,599	46,599
Retained earnings (deficit)	(15,995)	(9,220)

Total RoomStore, Inc. Stockholders’ Equity	30,702	37,477

Noncontrolling interest	943	743

Total Equity	31,645	38,220

Total Liabilities and Equity	$89,920	$94,774

The accompanying notes are an integral part of these financial statements.

ROOMSTORE, INC.

Consolidated Statements of Operations

Three and Nine Months Ended November 30, 2009 and 2008

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net sales	$80,100	$75,607	$239,208	$245,754
Cost of sales	43,822	43,962	134,381	143,294

Gross profit	36,278	31,645	104,827	102,460

Selling, general and administrative	38,990	37,321	114,123	111,785
Impairment of goodwill	—	5,543	—	5,543

Total operating expenses	38,990	42,864	114,123	117,328

Loss from operations	(2,712)	(11,219)	(9,296)	(14,868)

Interest income	—	18	1	19
Interest expense	(134)	(119)	(403)	(297)
Other income, net	105	(30)	328	62

Total non-operating expense	(29)	(131)	(74)	(216)

Loss before income taxes	(2,741)	(11,350)	(9,370)	(15,084)
Income tax benefit	(822)	(2,315)	(2,795)	(3,804)

Net loss	(1,919)	(9,035)	(6,575)	(11,280)
Less: Net income attributable to the noncontrolling interest	(155)	—	(200)	—

Net loss attributable to RoomStore, Inc.	$(2,074)	$(9,035)	$(6,775)	$(11,280)

Basic loss per share attributable to RoomStore, Inc. stockholders	$(0.21)	$(0.92)	$(0.69)	$(1.15)
Weighted average number of shares outstanding	9,770,414	9,770,414	9,770,414	9,770,414

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.21)	$(0.92)	$(0.69)	$(1.15)
Weighted average number of diluted shares outstanding	9,770,414	9,770,414	9,770,414	9,770,414

The accompanying notes are an integral part of these financial statements.

ROOMSTORE, INC.

Consolidated Statements of Cash Flows

Nine Months Ended November 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(6,575)	$(11,280)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvements	3,584	3,685
Impairment of goodwill	—	5,543
Loss on disposal of property and equipment	107	226
Deferred income tax benefit	(1,524)	(873)
Equity in earnings of investee	(209)	(156)
Change in operating assets and liabilities:		—
Accounts receivable	(1,910)	(1,839)
Inventories	2,862	4,371
Prepaid expenses	256	(43)
Other assets	(24)	(84)
Deferred revenue	2,541	(272)
Accounts payable	(1,595)	(2,985)
Accrued expenses	2,679	1,233
Accrued income taxes	2,603	(2,976)

Net cash provided by (used in) operating activities:	2,795	(5,450)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(889)	(3,962)

Net cash used in investing activities	(889)	(3,962)

Cash flows from financing activities:
Proceeds from credit facility note	47,475	48,463
Payments of credit facility note	(46,420)	(41,180)
Payments of mortgage payable	(54)	(50)

Net cash provided by financing activities	1,001	7,233

Net increase (decrease) in cash and cash equivalents	2,907	(2,179)

Cash and cash equivalents at beginning of period	131	2,677

Cash and cash equivalents at end of period	$3,038	$498

Supplemental disclosure of cash flow information:
Taxes paid (refunds received)	$(3,874)	$46
Interest received	1	19
Interest paid	403	297

The accompanying notes are an integral part of these financial statements.

ROOMSTORE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended November 30, 2009

(In thousands, except share amounts)

(Unaudited)

	RoomStore, Inc. Stockholders				Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amounts
Balance - March 1, 2009	9,770,414	$98	$46,599	$(9,220)	$743	$38,220
Net income (loss)	—	—	—	(6,775)	200	(6,575)

Balance - November 30, 2009	9,770,414	$98	$46,599	$(15,995)	$943	$31,645

The accompanying notes are an integral part of these financial statements.

ROOMSTORE, INC.

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. is a home furnishings and bedding retailer in the United States which operates 67 stores (as of November 30, 2009) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishing through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company is a 75% owner of Mattress Discounters Group, LLC (“MDG”) which operates 76 mattress stores (as of November 30, 2009) in the states of Delaware, Maryland and Virginia and in the District of Columbia.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These statements should be read in conjunction with the Audited Financial Statements and notes thereto for the year ended February 28, 2009 included in Amendment No. 6 to Form S-1 Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, with the exception of the 2009 goodwill impairment, considered necessary for a fair presentation of this information have been reflected. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

As a result of the fiscal 2010 adoption of Financial Accounting Standards Board (“FASB”) standard “Noncontrolling Interests in Consolidated Financial Statements,” the Company retrospectively classified noncontrolling interest positions of MDG as a separate component of consolidated equity from the equity attributable to RoomStore’s stockholders for all periods presented. The noncontrolling interest in net income is also separately disclosed on the face of the Statement of Operations for the three and nine months ended November 30, 2009. MDG was not acquired until December 5, 2008 and is therefore not a component of the operations for the three and nine months ended November 30, 2008. (see Note 2)

As of February 4, 2010, the date on which the Company issued these financial statements, management has evaluated events and transactions occurring subsequent to November 30, 2009 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

Note 2, Implementation of New Accounting Standards

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP, with the exception of guidance issued by the Securities and Exchange Commission. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ROOMSTORE, INC.

Notes to Consolidated Financial Statements—(Continued)

Nine Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands, except share and per share amounts)

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statements” to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard became effective for the Company on March 1, 2009 and the accompanying consolidated financial statements reflect implementation of the new accounting standard. Prior year disclosure information has been retrospectively adjusted to correspond to the new presentation requirements.

Note 3, Accrued Liabilities

Accrued liabilities consists of the following at November 30, 2009 and February 28, 2009:

	November 30, 2009	February 28, 2009
Accrued compensation and benefits	$2,777	$1,855
Deferred warranty revenue	2,144	2,346
Mattress warranty reserve	760	837
Customer deposits	5,483	5,642
Sales tax payable	1,936	1,950
Other accrued liabilities	8,324	6,273

	$21,424	$18,903

Note 4, Credit Arrangements

On June 1, 2005, the Company entered into a five-year, $35,000 revolving credit facility secured by all assets of the Company. Amounts available under the facility are reduced by outstanding letters of credit, which were approximately $2,295 at November 30, 2009. Interest rates under the Revolver are variable based on the Bank’s base rate (i.e., Prime). Within the credit facility, the Company has the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 1.5%. At November 30, 2009, there were $7,000 of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 2.49% and a maturity date of December 20, 2009. At maturity, the LIBOR loan rolled over into a new loan with a current maturity date of February 18, 2010. There was also an additional $3,021 in borrowings outstanding under the variable rate portion of the credit facility at November 30, 2009, which is due no later than May 31, 2010 but may be repaid earlier. Remaining borrowing availability at November 30, 2009 was approximately $8,650.

ROOMSTORE, INC.

Notes to Consolidated Financial Statements—(Continued)

Nine Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands, except share and per share amounts)

Note 5, Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended November 30, 2009 and 2008:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(2,074)	$(9,035)	$(6,775)	$(11,280)

Denominator:
Weighted average shares for basic earnings per share	9,770,414	9,770,414	9,770,414	9,770,414
Effect of dilutive securities for employee stock options	—	—	—	—

	9,770,414	9,770,414	9,770,414	9,770,414

Basic loss per share attributable to RoomStore, Inc. stockholders	$(0.21)	$(0.92)	$(0.69)	$(1.15)

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.21)	$(0.92)	$(0.69)	$(1.15)

For the three and nine months ended November 30, 2009 and 2008, stock options to purchase 1,567,034 common shares were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

Note 6, Segment Information

The Company’s operations are classified into two operating segments: RoomStore (“RS”) and Mattress Discounters Group (“MDG”). These operating segments represent strategic business areas which operate as stand-alone companies and offer two types of home furnishings to their customers.

The RS segment is primarily involved in the sale of furniture and accessories to the consumer and also sells mattress and bedding products. RS profitability is generated through profit margin on the products and related fees for product warranties and delivery less the cost of providing products and services and the operating costs of the RS operations. The profit margin is the sales price less the cost of the product plus the transportation costs to get the product to the warehouses.

The MDG segment is primarily involved in the sale of mattresses and related bedding products only. MDG profitability is generated from the profit margin of the bedding products and delivery fees less the cost of providing products and services and the operating costs of the MDG segment.

ROOMSTORE, INC.

Notes to Consolidated Financial Statements—(Continued)

Nine Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands, except share and per share amounts)

Inter-segment eliminations result primarily from charges from RS to MDG for providing accounting, human resources, information technology services and distribution and delivery services. The Company evaluates the performance of the segments based on net sales and income (loss) before taxes.

The following table sets forth selected financial information for the two segments for the three and nine months ended November 30, 2009. There is no segment information for the three and nine months ended November 30, 2008 as MDG was not acquired until December 2008.

	Three Months Ended November 30, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$63,828	$16,272	$80,100
Interest expense	134	—	134
Depreciation and amortization	1,116	120	1,236
Income (loss) before income taxes	(3,363)	622	(2,741)
Capital expenditures	420	54	474

	Nine Months Ended November 30, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$193,330	$45,878	$239,208
Interest expense	403	—	403
Depreciation and amortization	3,453	131	3,584
Income (loss) before income taxes	(10,170)	800	(9,370)
Capital expenditures	768	121	889

The following table represents segment identifiable assets:

	November 30, 2009	February 28, 2009
RoomStore	$85,092	$91,261
Mattress Discounters	8,823	7,818
Consolidating Adjustments	(3,995)	(4,305)

Consolidated	$89,920	$94,774

Note 7, Acquisitions

In November 2008, the Company formed a limited liability company, Mattress Discounters Group, LLC (“MDG”), for the purpose of purchasing certain assets from the bankrupt Mattress Discounters Corporation. The Company owns 75% of MDG and the Chief Executive Officer of MDG owns the remaining 25%. On December 5, 2008, MDG purchased certain assets from the bankrupt Mattress Discounters Corporation. MDG paid approximately $2,600 for the designated net assets of Mattress Discounters Corporation. MDG also assumed 73 property leases and nine executory contracts. The Company provides certain services to MDG (accounting,

ROOMSTORE, INC.

Notes to Consolidated Financial Statements—(Continued)

Nine Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands, except share and per share amounts)

human resources and payroll, distribution and delivery and other services) under a management services agreement. The noncontrolling interest related to MDG is recorded in accordance with the FASB standard on non-controlling interests (see notes 1 and 2).

The results of MDG’s operations have been included in the consolidated financial statements of the Company since December 6, 2008. The purchase price of approximately $2,600 was allocated as follows: approximately $3,000 to inventory, $300 to property, plant and equipment and liabilities assumed of $700 consisting primarily of customer deposits. Selected unaudited pro forma combined results of operations for the three and nine months ended November 30, 2008 assuming the acquisition had occurred as of March 1, 2008 is set forth below.

	Three Months Ended 11/30/08	Nine Months Ended 11/30/08
Net sales	$89,084	$290,835
Net loss attributable to RoomStore, Inc.	(9,853)	(13,067)
Basic loss per share attributable to RoomStore, Inc. stockholders	(1.01)	(1.34)
Diluted loss per share attributable to RoomStore, Inc. stockholders	(1.01)	(1.34)

Note 8, Commitments and Contingencies

The Company is currently undergoing an Internal Revenue Service examination for the fiscal tax years 2006 through 2009.

Note 9, Subsequent Event

Effective January 1, 2010, the minority interest holder (see Note 7) purchased an additional 10% interest in MDG from the Company for approximately $400 as permitted by a December 2008 Membership Interest Option Agreement between the minority interest holder and the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended February 28, 2009 included in Amendment No. 6 to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 18, 2009 . This discussion contains certain forward-looking statements, which are based on management’s current expectations, estimates and projections about our business. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section.

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2009 Survey of Top 100 Furniture Stores, published on May 25, 2009 by Furniture Today. We operate 60 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and five clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” At November 30, 2009, we are also a 75% owner of Mattress Discounters Group, LLC (“MDG”), which operates 76 Mattress Discounters stores in Maryland, Virginia, Delaware and the District of Columbia. MDG purchased the assets of the bankrupt Mattress Discounters Corporation on December 5, 2008 and therefore only the operating results of MDG for the period since December 6, 2008 are included in the consolidated statements of the Company.

Since the acquisition of certain Mattress Discounter’s assets on December 5, 2008 by MDG, we conduct our business as two operating segments: the RoomStore segment (“RS”) and the Mattress Discounters segment (“MDG”). The RS segment sells home furnishings and accessories through RoomStore retail stores and internet operations. The MDG segment sells mattresses and bedding products through Mattress Discounters retail stores and internet operations. RS and MDG do not sell merchandise in the same retail locations but do share some office and distribution and delivery facilities. Expenses in these shared areas are segregated based on a services agreement.

Our Company continues to be severely impacted by the financial crisis in the United States and abroad as sales volumes continue to decrease from previous levels. Management has continued to evaluate operating strategies, costs and infrastructure and has made adjustments where warranted to help us through these difficult times.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its Amendment No. 6 to Form S-1 Registration Statement filed with the SEC on December 18, 2009.

Results of Operations

Net sales were $80.1 million and $75.6 million for the three months ended November 30, 2009 and 2008, respectively and were $239.2 million and $245.8 million for the nine months ended November 30, 2009 and 2008, respectively. Loss before income taxes was $2.7 million and $11.4 million for the three months ended November 30, 2009 and 2008, respectively and was $9.4 million and $15.1 million for the nine month period.

All comparisons for the three and nine months ended November 30, 2009 will be affected by the inclusion of the MDG operations which were not part of the consolidated group for the three and nine months ended November 30, 2008.

Net Sales

Net sales for the three months ended November 30, 2009 were $80.1 million compared to $75.6 million for the three months ended November 30, 2008, an increase of $4.5 million or 5.9%. For the nine months ended November 30, 2009, net sales were $239.2 million compared to $245.8 million for the comparable 2008 period, a decrease of $6.6 million or 2.7%. Comparable RoomStore segment store sales for the three and nine month fiscal 2009 periods were down 15.9% and 21.7% from 2008 to $57.0 million and $174.7 million. No MDG stores sales were included as comparable since they were not part of the consolidated group for the three and nine months ended November 30, 2008. MDG contributed $16.3 million and $45.9 million in sales to the consolidated group for the three and nine months ended November 30, 2009.

The decrease in RoomStore segment net sales is attributable to the continuing weakness in the national economy, and a significantly weaker furniture retail industry. The addition of new competitors in certain markets also contributed to the decrease. RoomStore had 67 stores at November 30, 2009 and 69 stores at November 30, 2008. MDG had 76 stores at November 30, 2009.

Gross Profit

Gross profit for the three months ended November 30, 2009 was $36.3 million compared to $31.6 million for the three months ended November 30, 2008. The Company gross profit margin was 45.3% for the three months ended November 30, 2009 versus 41.9% for the three months ended November 30, 2008. For the nine months ended November 30, 2009 and 2008, gross profit was $104.8 million and $102.5 million, respectively. The Company gross profit margin was 43.8% and 41.7% for the comparable nine month periods.

The increase in the margin was a result of decreased costs for delivery due to changes in our delivery operations to more outside contractors and the reduction in fuel costs. The RoomStore segment furniture margins increased 2.4% for the three months ended November 30, 2009 compared to the three months ended November 30, 2008 and increased 1.4% for the comparable nine month periods. MDG gross profit margins were 46.5% for the three months ended November 30, 2009 and were 44.3% for nine months ended November 30, 2009.

Selling, General and Administrative

Selling, general and administrative costs increased to $39.0 million for the three months ended November 30, 2009 from $37.3 million for the three months ended November 30, 2008, and as a percentage of sales decreased to 48.7% from 49.4%. For the nine months ended November 30, 2009 and 2008, selling, general and administrative costs were $114.1 million and $111.8 million, respectively and as a percentage of sales increased to 47.7% from 45.5%. MDG added $6.9 million and $19.5 million in selling, general and administrative costs for the three and nine months ended November 30, 2009.

RoomStore segment costs were down $5.3 million and $17.2 million for the three and nine months versus the same periods last year. Efforts have been made to cut costs at all levels of operations in the Company but it is not possible to decrease expenses at the same rate as sales decreases due to many fixed costs. Self insurance costs were $1.1 million for the three months ended November 30, 2009 and 2008. For the nine months ended November 30, 2009 and 2008, self insurance costs were $3.8 million and $3.6 million, respectively. For the year-over-year period, self insurance costs increased 5.4% but total full-time employees decreased 13%. Health insurance claim costs continue to increase while workers compensation claims continue to decline.

Costs were down in all other areas of the Company for the three months ended November 30, 2009 compared to the 2008 period, especially total salaries ($2.0 million) and advertising ($1.1 million). For the nine months ended November 30, 2009 compared to the comparable 2008 period, total salaries were down $6.5 million and advertising costs were down $5.3 million for the RoomStore segment. The decrease in salaries is related to a number of factors. Commissions paid to sales personnel are down consistent with the decrease in sales volumes. And in the ongoing efforts to streamline operations and evaluate the infrastructure, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. In addition, some of the delivery operations are being outsourced which also resulted in lower salary costs. MDG had a 42.7% and 42.6% selling, general and administrative cost percentage of sales for the three and nine months ended November 30, 2009.

Impairment of Goodwill

Due to the current economic recession and the resulting negative effect on retail sales in general, and furniture retail stores in particular, we determined that goodwill had been substantially impaired. Accordingly, a complete write-down of our goodwill ($5.5 million) was recorded in the third quarter of fiscal 2009. This reduced diluted earnings per share by $0.57 but had no effect on the cash flow of the Company.

Non-Operating Income and Expense

Interest expense was $134,000 and $119,000 for the three months ended November 30, 2009 and 2008, respectively. For the nine months ended November 30, 2009, interest expense increased 35.7% to $403,000 from $297,000 for the nine months ended November 30, 2008 as a result of increased borrowings on the credit facility in fiscal 2010. MDG operations had no effect on the interest expense for the three or nine months ended November 30, 2009. RoomStore interest expense was increased because of the use of borrowings during the year to cover operations during the slowdown in sales.

Other income (expense) increased to $105,000 for the three months ended November 30, 2009 from $(30,000) for the same period of the prior year. For the nine month period ended November 30, 2009, other income was $328,000 compared to $62,000 in the prior year. The increase was mainly related to additional equity in earnings of partnership interests in the current year and changes in the allowance accounts. MDG contributed $4,000 to other income for the nine months ended November 30, 2009.

Income Tax Benefit

There was an income tax benefit of $822,000 for the three months ended November 30, 2009 compared to $2.3 million for the same period in fiscal 2009 and was $2.8 million for the nine months ended November 30, 2009 compared to $3.8 million for the same period in fiscal 2009. The effective tax rate for the three months ended November 30, 2009 and 2008 was 30.0% and 20.4%, respectively and was 29.8% and 25.2% for the comparable nine month periods. The higher effective tax rate in fiscal 2010 is mostly a result of two factors. The write-off of $5.5 million in goodwill in November 2008 created a permanent tax difference which lowered the rate in fiscal 2009. And second, a valuation allowance was recorded in fiscal 2010 related to tax losses which will be carried forward into future years which decreased the effective tax rate in fiscal 2010.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.21) for the three months ended November 30, 2009 and $(0.92) for the same period of fiscal 2009 and was $(0.69) and $(1.15) for the comparable nine month periods. For the three months ended November 30, 2009, there was an after tax loss was $2.4 million for the RoomStore segment and after-tax income of $280,000 for the 75% of MDG’s income attributable to RoomStore. For the nine months ended November 30, 2009, there was an after tax loss was $7.1 million for the RoomStore segment and after-tax income of $361,000 for the 75% of MDG’s income attributable to RoomStore. Net losses after tax of $9.0 million and $11.3 million were recognized for the three and nine months ended November 30, 2008. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the three and nine months ended November 30, 2009 and 2008.

Liquidity and Financial Position

Liquidity

Cash and cash equivalents at November 30, 2009 was $3.0 million compared to $131,000 at February 28, 2009. Net cash provided by operations was $2.8 million for the nine months ended November 30, 2009 and net cash used by operations was $5.5 million for the fiscal 2009 period. MDG provided $2.2 million net cash for the nine months ended November 30, 2009. The RoomStore segment was negatively impacted by the net loss of $7.1 million and $11.3 million for the nine months ended November 30, 2009 and 2008, respectively. $5.5 million of the fiscal 2009 loss was a result of the impairment of goodwill write-off which had no cash flow effect. The Company received net income tax refunds of $3.9 million in the nine months of fiscal 2010 and had net payments of $46,000 in the same period of fiscal 2009. For the RoomStore segment, the loss for the nine months ended November 30, 2009 and 2008 is a result of the continued weak retail economy in the United States and particularly in the furniture industry.

Net cash used in investing activities was $889,000 and $4.0 million for the nine months ended November 30, 2009 and 2008, respectively, and was for the purchase of property plant and equipment as the company continues to add new stores, remodel stores and upgrade distribution facilities. $1.6 million of the fiscal 2009 amount is related to the opening of the new RoomStore World store in Virginia.

The Company continues to carefully manage its credit facility with Bank of America, N.A. to assist with cash flow. Net borrowings under the facility were $1.1 million and $7.3 million for the nine months ended November 30, 2009 and 2008, respectively. The current credit facility has an expiration date of May 31, 2010 and the Company has started the process of securing new financing. See Financing and Debt.

Two significant factors have impacted our cash flow over the past few years: increased competition and decreased consumer spending due to the recession. Furniture sales are closely linked to housing sales and as the housing markets peaked in 2005 and have fallen steadily since then, our sales have tracked this decline. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to continue to be tight through the remainder of fiscal 2010. To address this situation, the Company has carefully reviewed, and continues to review, all operational expenses. Based on this review process, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced inventory levels, reduced salaries and benefits and has reduced personnel. Sources of liquidity during the remainder of fiscal 2010 and into fiscal 2011 will continue to be from operations, the use of the credit facility and tax refunds from the loss carry-back generated by the losses experienced in fiscal 2009 and 2010, which the Company believes will be sufficient.

The Company also took advantage of a significant opportunity with its purchase of the MDG business in December 2008. The Company determined that one of the reasons for the bankruptcy of the former Mattress Discounters Corporation was excessive overhead and operating expenses. Mattress Discounters Corporation had a large corporate office staff and an expensive distribution and delivery system. RoomStore actually had excess capacity due to declining sales, and this excess capacity was used to provide distribution, delivery and office support for MDG after the acquisition. This arrangement allowed the Company to preserve certain jobs and positions that might have otherwise been eliminated. Since the acquisition of the MDG business in December 2008, the MDG business has continued to improve. Any net profits from the MDG business can be distributed pro-rata to its owners.

Financial Position

Inventories decreased by $2.9 million, or 6.1%, to a total of $43.9 million at November 30, 2009 from the balance at February 28, 2009. This reduction was a result of continued improvement of a new inventory control and purchasing software program which is enabling us to better forecast the point of time at which we need to receive certain products and ensures that the goods being ordered are more likely to be sold.

Receivables increased by $1.9 million, or 81.5%, to a total of $4.3 million at November 30, 2009 from the balance at February 28, 2009. This increase was primarily a result of timings of payments from third party financing companies at November 30, 2009. November is one of the biggest sales months for the Company due to Veterans Day and Thanksgiving sales promotions and with Thanksgiving being so late in the month this year, the majority of the sales were not delivered until December and payments from the credit companies were not received until the beginning of the following month.

Income tax receivable decreased by $2.3 million, or 54.8%, to $1.9 million at November 30, 2009. The decrease is a result of income tax refunds being received in the second and third quarters of fiscal 2010 related to tax losses generated in the prior fiscal year.

Accounts payable decreased by $1.6 million, or 13.2%, to a total of $10.5 million at November 30, 2009, primarily due to the decrease in inventory and some changes in vendor terms.

Accrued expenses increased $2.5 million, or 13.3% to $21.4 million at November 30, 2009 from the balance at February 28, 2009. This increase is mainly due to increases in accrued compensation and benefits, accrued advertising and accrued personal property and real estate taxes offset by decreases in customer deposits related to merchandise orders placed but not yet delivered at the end of each period.

Financing and Debt

On June 1, 2005, we entered into a five-year, $35.0 million revolving credit facility (“Revolver”) with Bank of America, N.A. secured by all assets of the Company. Amounts available under the Revolver are based on the valuation of several different categories of assets. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation twice a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale and because there have been a large number of “going out of business sales” in the U.S. over the past several years, the national liquidation value of furniture has been dropping. Based on these national trends, the liquidation value of the Company’s inventory has been falling and this in turn decreases the borrowing availability under the Revolver. The amounts available under the Revolver are also reduced by outstanding letters of credit, which totaled approximately $2.3 million at November 30, 2009. At November 30, 2009, the Company had an additional $8.7 million available for borrowing under the Revolver.

Interest rates under the Revolver are variable based on the Federal Reserve’s base rate (i.e. Prime). Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 1.5%. We use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At November 30, 2009, there were $7.0 million of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 2.49% and a maturity date of December 20, 2009. At maturity, the LIBOR loan rolled over into a new loan with a current maturity date of February 18, 2010 and will be rolled into a new LIBOR loan upon that maturity. There was also an additional $3.0 million in borrowings outstanding under the variable rate portion of the credit facility at November 30, 2009, which is due no later than May 31, 2010 but may be repaid earlier. At February 28, 2009, there were outstanding borrowings of $9.0 million under the Revolver.

The current credit facility has an expiration date of May 31, 2010 and the Company has started the process of securing new financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in the discussion of “Quantitative and Qualitative Disclosures About Market Risk” in Amendment No. 6 to our Form S-1 Registration Statement in the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated herein by reference. Since the date of the filing of the Form S-1 Registration Statement, there have been no material changes to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Amendment No. 6 to Form S-1, which we filed on December 18, 2009. The risks described in this Form 10-Q and in our Form S-1 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

Item 6.	Exhibits

The index to exhibits appears on page 18 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc.
(Registrant)

Date: February 4, 2010	By:	/s/ CURTIS C. KIMBRELL
Curtis C. Kimbrell
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2010	By:	/s/ Lewis M. Brubaker, Jr.
Lewis M. Brubaker, Jr.
Senior Vice President and Chief Financial Officer
(Principal Finance and Accounting Officer)

Index To Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), under the Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith