Form 10-K
period 2010-02-28
RoomStore, Inc.
filed 2010-05-28
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 26, 2010, 9,767,574 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

PART 1

Item 1. Business

History

RoomStore was started in 1992 by several members of the Richard B. Levitz family. The first stores were in Dallas, Texas. By late 1996, the Company had grown to 10 stores and two warehouses, and Heilig-Meyers Company, then one of the largest furniture retail companies in the United States, made an offer to purchase the business. Heilig-Meyers completed this purchase in February 1997 and the acquired entity was thereafter incorporated in Virginia as HMY RoomStore, Inc.

Heilig-Meyers sought to expand the business and in January 1998, Heilig-Meyers purchased a Delaware company named Reliable Stores, Inc. (d/b/a The Hub) that had 24 furniture stores and three warehouses located in Pennsylvania, Maryland and Virginia. When this acquisition was completed, Heilig-Meyers closed a few of The Hub furniture stores and converted the remainder to the RoomStore format. By August 2000, RoomStore had grown to 30 stores in Texas, Oregon and Washington and 24 stores in Maryland and Virginia.

On August 16, 2000, Heilig-Meyers and all of its subsidiaries (including RoomStore) filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. After the bankruptcy filing, RoomStore closed the stores in Washington and Oregon, but also gained new stores by converting some of the closing Heilig-Meyers furniture stores into RoomStore furniture stores. Approximately 16 Heilig-Meyers stores were so converted.

During the nearly five years that RoomStore operated while in bankruptcy, the Company closed several additional, underperforming stores (in addition to the stores previously closed in Washington and Oregon). RoomStore emerged from bankruptcy on June 1, 2005 with 63 stores.

In 2006, Rhodes, Inc., a significant furniture retailer at the time, filed for bankruptcy. RoomStore eventually acquired the leases for six former Rhodes stores located in North Carolina (Raleigh and Durham), Alabama (Birmingham and Dothan) and Florida (Tallahassee) and thereafter converted these stores into the RoomStore format.

Between 2006 and 2008, the Company had been looking for opportunities to acquire other furniture retail businesses in order to grow the Company and increase revenues. During this time, the Company considered and ultimately rejected several acquisition opportunities. In September 2008, Mattress Discounters Corporation (collectively with Mattress Discounters Corporation East) filed for federal bankruptcy protection, and attempted to reorganize its business. When it filed for bankruptcy, Mattress Discounters Corporation operated 89 bedding and mattress stores in Maryland, Virginia and the District of Columbia, under the trade name of “Mattress Discounters.” Reorganization efforts failed, however, and RoomStore learned that the remaining assets of Mattress Discounters Corporation might be available for a relatively low price. In November 2008, we formed a limited liability company, Mattress Discounters Group, LLC (“MDG”), for the purpose of purchasing certain assets from the bankrupt Mattress Discounters Corporation.

After appropriate due diligence, MDG submitted a bid for the assets of Mattress Discounters Corporation MDG determined that even if the Mattress Discounters business could not be turned around, it could break even on the transaction by selling the acquired inventory through RoomStore locations. The bankruptcy court subsequently approved the bid as the “stalking horse” bid. No competing bids were received by the November 24, 2008 deadline, and the bankruptcy court approved the asset sale on December 4, 2008. At the closing on December 5, 2008, MDG paid approximately $2.6 million for the designated assets of Mattress Discounters Corporation, which consisted primarily of inventory. MDG also assumed 73 property leases and nine executory contracts.

At acquisition, RoomStore owned 75% of MDG and an individual owned the remaining 25% share of the limited liability company. Prior to the acquisition, there was no business relationship between this person and RoomStore. He was known to several people at RoomStore, however, due to his relatively long career in the furniture and bedding industry. By partnering with this outside investor, RoomStore further reduced the financial risks associated with this transaction. Effective January 1, 2010, the minority interest holder purchased an additional 10% interest in MDG from RoomStore for approximately $400,000 as permitted by a December 2008 Membership Interest Option Agreement between the minority interest holder and RoomStore. There are no further options for purchase of additional ownership by the minority interest holder. The minority interest holder serves as the Chief Executive Officer of MDG.

Currently, RoomStore operates 67 furniture stores in the eight states of Texas (27 stores), Alabama (2 stores), Florida (1 store), South Carolina (2 stores), North Carolina (6 stores), Virginia (14 stores), Maryland (14 stores) and Pennsylvania (1 store). This includes two large format stores (RoomStore World), 60 regular stores and five clearance stores. The MDG segment operates 79 bedding stores in the five jurisdictions of Alabama (1 store), Virginia (35 stores), Maryland (38 stores), the District of Columbia (4 stores) and Delaware (1 store).

The Company considers MDG as a separate operating segment from RoomStore for management and financial oversight. See Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements (note 11) for more information.

Our Industry

The furniture retail industry is very cyclical. The U.S. furniture retail industry grew substantially between 1998 and 2007. In 1998, total annual furniture and bedding sales were $59.6 billion. In 2007, total annual furniture and bedding sales had grown to $86.5 billion – a 45% increase. Source: April 2008 Furnishings Digest at page 10, published by Mann, Epperson & Epperson.

We believe that much of this retail growth was driven by corresponding growth in the residential housing market. During 2005, 8.3 million new and existing homes were sold in the U.S. In the second half of 2006, housing markets around the country started to cool down, and just over 7.5 million new and existing homes were sold. In 2007 and 2008, the slowdown continued, with only 6.4 million and 5.4 million units sold, respectively. Source: National Association of Home Builders (http://www.nahb.org/fileUpload_details.aspx?contentID=55761). Housing starts are an important barometer for furniture sales. When housing starts are rising, so are furniture sales. Conversely, when housing starts decline, furniture sales do the same. Source: U.S. Department of Commerce Industry Report, Furniture and Related Products NAICS Code 337 (http://www.trade.gov/td/ocg/outlook09_furniture.pdf).

In the second half of 2006, however, furniture sales began to decline. In 2007, the declines accelerated and leading furniture chains experienced a significant drop in sales. For many retailers, 2008 and 2009 were even worse, and double-digit sales declines were common. See 2009 Survey of Top 100 U.S. Furniture Stores, published by Furniture Today on May 25, 2009, and 2010 Survey of Top 100 U.S. Furniture Stores, published by Furniture Today on May 24, 2010. Many furniture retailers have not survived this multi-year decline in sales.

Recently, however, there have been some early signs of a modest turnaround in the furniture retail industry. According to U.S. government sources, sales declines are now in the low single digit range, instead of the double-digit declines of 2008 and 2009. Source: Furnishings Digest Newsletter, published by Mann, Armistead & Epperson (Vol. 17, No.1, Jan/Feb 2010). Several furniture manufacturing and retail companies are now reporting positive sales growth, and positive net income. Source: Furnishings Digest Newsletter - Supplement, published by Mann, Armistead & Epperson (May 2010). Provided that the U.S. economy continues to improve, we expect that retail spending will continue to increase, thereby benefiting the furniture retail sector.

The bedding retail industry also experienced declining sales during the recent recession. In the U.S., total mattress sales were down by 11% in 2008. Source: Furniture Today (http://www.furnituretoday.com/article/print/278053). In 2009, this downward trend has continued, with bedding sales down 14.7% for the first eight months of 2009. Source: Furniture Today (http://www.furnituretoday.com/article/print/355699). But in the latter part of 2009, mattress sales increased. Two large manufacturers, Sealy and Tempur Pedic recorded sales increases of 9.6% and 43.4%, respectively, for their most recent quarters (February 28, 2010 and March 31, 2010, respectively) compared to the same quarter a year ago. Source: Furnishings Digest Newsletter - Supplement, published by Mann, Armistead & Epperson (May 2010). Our MDG segment also experienced positive sales growth in 2009 as compared to 2008 and MDG sales for the first four months of calendar year 2010 have continued to increase over the same periods in 2009.

In general, we believe that the furniture and bedding retail markets will continue to recover slowly in 2010. However, we expect that FY 11 will continue to be a difficult year, with very fierce competition among the retailers who are still in business.

Current Position

At RoomStore, we strive to offer value to our customers by providing moderately priced, good quality and fashionable furniture and accessories. We tend to offer consistently low prices and attempt to avoid marking up prices on furniture only to mark them down again as if they were on sale. We will offer discounts for cash purchases and various third-party finance plans in order to attract more customers to our stores. While much of the furniture we display is arranged in coordinated room groups, and there are price savings for purchasing the entire room group, we also sell all of our furniture and accessories by the piece.

RoomStore directs its marketing efforts towards a wide breadth of middle income customers. Typically, our best customers are younger families with children at home who have recently relocated to a new or larger home and are in need of new furniture. Our highest performing stores are either located in areas with significant new housing growth or in markets where there is high housing turnover (such as cities with large military bases).

RoomStore purchases approximately 85% of its goods from U.S.-based companies, which generally obtain the products from foreign countries such as China, Vietnam and Malaysia. As for the remaining 15%, since 2006, RoomStore has been pursuing a “direct sourcing” initiative whereby we purchase our goods directly from Asian manufacturers. Towards that end, we are part owners (45%) of a direct sourcing company, Source 1 World, HK Ltd., which is based in China. Over the past several years, we have experienced some success in locating reliable manufacturers and working directly with them to design and manufacture furniture. For our direct sourced goods, we have been able to sell the products at a higher margin, thereby increasing our profitability. While we plan to grow our direct sourcing initiative, it is unlikely that we will direct source all of our furniture in the foreseeable future.

RoomStore has also worked hard to develop an internet-based business. In late 2005, we teamed up with a company called “Furniture.com” to help us re-design and improve our web site, and also to assist in launching our internet business at www.roomstore.com. This part of our Company has been growing steadily since. In FY11, we anticipate selling close to $7.1 million of our products via the internet, with higher profit margins as compared to our physical stores.

Mattress Discounters strives to be the lowest-priced mattress and specialty bedding store in the markets it serves. MDG is focused primarily on low to middle income customers, but will also try to attract some higher income customer through aggressive promotions. Products from MDG may be purchased in stores, over the internet and over the phone through 1-800-Buy-A-Bed. MDG also focuses on providing a pleasant shopping experience, and also outstanding delivery and customer services. MDG offers mattresses from a limited number of vendors, and displays a number of different styles from the same vendor, rather than many different styles from different vendors. MDG purchases all of its goods from U.S. manufacturers.

Advertising and Marketing

RoomStore has two basic types of advertising: branding and special promotions. Through our branding advertising, we promote the RoomStore name and seek to establish our position in the marketplace as a provider of reasonably priced, good quality and fashionable furniture. Through our special promotions advertising, we seek to attract customers to special events, which are normally run in connection with national holidays. We advertise on television and radio, and also run print ads in major newspapers. We also send out flyers to selected zip codes based on market research and past history. Depending on the specific market, we generally spend between 7% and 12% of the market’s revenues on advertising.

Mattress Discounters is a very strong brand name in Virginia, Maryland and the District of Columbia. MDG continues to promote this name through television, internet and some newspaper advertising. The primary thrust of this advertising is on special pricing and special promotions. MDG seeks to be known as a seller of lowest priced, best valued mattresses. MDG also owns the name “1-800-Buy-A-Bed” which it also uses to promote its products and to grow its business.

Distribution and Delivery

We use a variety of distribution and delivery methods to get the products we sell to our customers. There are three distribution centers in Texas located in El Paso, Grand Prairie (the Dallas area) and Houston that service our Texas stores. Customers may pick up their purchased furniture directly from one of these warehouses; otherwise it is delivered to them by Delivery Service Enterprises, Inc. (“DSE”), an independent delivery company. We generally enter into three-year contacts with DSE. We can terminate our agreements with DSE without cause upon 60 days prior notice.

For the stores on the East coast, we use three different delivery methods. Our Rocky Mount, North Carolina facility serves as the hub for all three methods. For deliveries to the Baltimore-Washington region, furniture is trucked daily from Rocky Mount to a cross-dock facility in Jessup, Maryland. In Jessup, the furniture is transferred to approximately 30 to 40 delivery trucks which operate five days a week for delivery to the customer. The delivery drivers unbox and assemble the product at the customer’s home except for chairs which are assembled in Rocky Mount. A few of these trucks are operated by RoomStore employees; the remainder are operated by independent contractors. For stores located in Tallahassee, Birmingham, Winchester and Wilmington, the furniture is hauled from Rocky Mount to a smaller, local warehouse, where it is prepped and delivered by local RoomStore delivery crews. For all other stores and markets in the East, RoomStore has outsourced the distribution and delivery function to a third party. Distribution and delivery operations for MDG are handled out of the Jessup, Maryland facility. Deliveries for MDG are done by independent delivery contractors.

Information Systems

We currently have two systems for tracking sales, inventory and accounting for RoomStore. In 2009, the Company purchased and implemented a computer program (Demand Solutions) which makes it easier for the two systems to share data, thereby improving management controls. In 2010, the Company will move towards greater consolidation of its computer systems, with the goal of having a single system by 2011.

We have a stand-alone computer system for tracking sales and inventory for the MDG operations.

We have a single computer system for corporate accounting, human resources and benefits management for both RoomStore and MDG.

Real Estate

At February 28, 2010, we owned three properties in fee simple: a retail store in Lanham, Maryland, a retail store in Myrtle Beach, South Carolina, and a distribution center in Rocky Mount, North Carolina. The Lanham and Rocky Mount properties are unencumbered while the Myrtle Beach store currently has an outstanding mortgage loan in the amount of $2.5 million. The Lanham property was sold to Creative Distribution Services, LLC (“CDS”) in April 2010 for $2.6 million consisting of $2.0 million in cash and a $600,000 note to be paid off over 24 months.

We own 31.0% of CDS, a Virginia limited liability company formed for the purpose of real estate investment. Currently, CDS owns and leases a large distribution facility in Orangeburg, South Carolina as well as the Lanham, Maryland property purchased from the Company in April 2010.

We have entered into 72 leases for the other retail, office and warehouse properties used in our RoomStore business. These leases have remaining terms ranging from less than one year to over 15 years. These leases impose substantial financial obligations on the Company. For the fiscal year ended February 28, 2010, our payments for rents were just over $22.8 million.

MDG has entered into or assumed 78 leases for retail properties as of April 30, 2010, but RoomStore has not guaranteed any of these leases. For the fiscal year ended February 28, 2010, MDG’s payments for rents were just over $7.9 million. We do not believe that RoomStore has any direct liability for the financial obligations of these leases.

Trademarks

The RoomStore name and logo are protected by three separate trademark registrations. We also have trademark protection for “RoomStore World” and “We don’t cut corners, we cut prices.” We have licensed the name “RoomStore” to two furniture retail companies, one of which operates 10 stores in Arizona, and another which operates several stores in Mississippi. Mattress Discounters owns 20 important trademarks, including “Mattress Discounters,” “Have a Good Night’s Sleep on Us” and “1-800 Buy-a-Bed.” We vigorously protect our trademarks and object to any unauthorized use that comes to our attention.

Government Regulations

We are subject to a variety of state and federal laws and rules. We operate a fleet of long-haul trucks, which are subject to U.S. Department of Transportation rules and also state transportation laws. We are registered to do business in ten states and are subject to various consumer protection and advertising laws within those states. While we do not operate consumer credit programs, we do process credit applications for third-party credit providers. In this capacity, we are subject to equal credit opportunity laws and regulations. We are required to maintain insurance for our vehicles and other equipment, and we carry workers compensation insurance in amounts required by law. In our stores and warehouses, we are subject to various state and federal laws regarding fire safety and workplace safety. We own two underground storage tanks at our Rocky Mount, North Carolina facility, and these units are regulated under federal and North Carolina environmental laws.

Employees

RoomStore had 1,591 employees as of April 30, 2010. Of these, 1,442 were full-time and 149 were part-time. MDG had 182 employees as of April 30, 2010. Of these, 179 were full-time and 3 were part-time.

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to us and our business. Any of the following risks could materially affect our business, financial condition or operating results, and could negatively affect the value of our common stock.

Risks Related to Our Business

We face a difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending, and as a result, adversely affect our financial condition.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as consumer confidence, rising fuel costs and slowing housing starts, may continue to cause inconsistent and unpredictable consumer spending habits. Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Should consumer demand for home furnishings continue at these current low levels for an extended period of time or further deteriorate, it will be difficult to achieve our financial goals and plans.

Our operations were profitable on an annual basis from June 2005 (when we emerged from bankruptcy) through February 29, 2008. For the last two fiscal years, however, we lost money, and there is no assurance that we will ever achieve profitability again.

When we emerged from bankruptcy on June 1, 2005, we were profitable and nearly debt-free. We then achieved profitable results for our fiscal years ended February 28, 2006, February 28, 2007 and February 29, 2008. But we lost money for the fiscal years ended February 28, 2010 and 2009, and we have been borrowing under our credit facility and loan agreement with Bank of America to fund operations and will have begun borrowing with Wells Fargo Retail Bank, N.A. (“Wells Fargo”) under the new credit facility which became effective on May 27, 2010. We continue to struggle financially during the current economic recession. If our sales continue to decline or our costs increase significantly, then there is no assurance of profitability in the future. The credit facility with Bank of America was terminated on May 27, 2010 and was replaced with a new four-year $30 million credit facility with Wells Fargo.

Because the home furnishings industry is highly competitive, we are limited in our ability to adjust our product prices in order to achieve greater profitability.

In most of the markets in which we operate, there are many other home furnishings companies, big box retailers and national department stores, which offer products similar to the ones we sell, and at similar pricing. High levels of competition require us to spend significant funds on advertising and marketing, and also restricts our ability to increase prices to cover our rising costs.

Our loan agreement contains certain conditions that are triggered when our borrowings exceed a specified level. If these conditions are triggered, it may become more difficult to operate our business.

Our $35 million revolving credit facility with Bank of America was terminated on May 27, 2010. Borrowing availability under this credit facility fluctuated based on outstanding borrowings, inventory levels and other specified adjustments, and during the twelve months ended February 28, 2010, daily fluctuations ranged from approximately $3.6 million to $15.4 million. If our actual borrowings exceeded a certain amount, then Bank of America could impose a number of conditions which would limit our independence by requiring the bank’s consent for certain operating decisions.

As of February 28, 2010, we had approximately $11.1 million in outstanding borrowings under the Bank of America credit facility and $8.7 million of availability. The agreement under which this indebtedness was incurred may limit or restrict, among other things, our ability to (i) incur additional indebtedness, (ii) pay dividends or make other payments, (iii) consummate future asset sales or acquisitions, (iv) enter into future transactions with affiliates, or (v) merge, consolidate or sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of our assets.

On May 27, 2010, our Bank of American agreement was replaced by a new $30 million revolving credit facility with Wells Fargo. The new Wells Fargo credit facility contains covenants and conditions which are similar to the Bank of America credit facility. Under this new credit facility, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations to our asset-based lender.

Our ability to repay our debt depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions, and to certain financial, business and other conditions beyond our control. We cannot assure that we will maintain a level of cash from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows are insufficient to fund our debt repayment obligations, then we may be forced to reduce or delay capital expenditures, sell assets or operations, or seek additional capital. We cannot assure that we would be able to take any of these actions, that these actions would be successful and sufficient to meet our debt repayment obligations, or that these actions would be permitted under our loan agreements with Bank of America or Wells Fargo.

Over 70% of the merchandise that we sell originates in foreign countries, and changes in those countries may affect our operations.

Although we purchase most of our inventory from U.S.-based companies, over 70% of the furniture is actually manufactured in foreign countries such as China, Vietnam and Malaysia. Social and regulatory changes in these countries, along with possible increases in tariffs and taxes, could significantly increase the cost of such furniture. If we cannot increase our prices to cover these cost increases, then our profits will be negatively affected.

Risks Related to Our Stock

Our stock is currently listed on the OTC bulletin board but there have been no trades. Our intent is to seek listing on a public exchange, but no prediction can be made as to when, if ever, a public market for our common stock would develop.

On January 21, 2010, the Company’s stock was listed on the OTC bulletin board (symbol: ROOM). Since this listing, however, there have not been any bids for, or trades of, the Company’s common stock. While the Company intends to apply for a listing on a public exchange (such as NASDAQ or NYSE Amex), we can provide no assurances that our application will be accepted. Thus, at present, investors and shareholders may have difficulty in buying or selling the common stock of the Company.

We have not paid, and do not expect to pay in the future, cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business. Moreover, our loan agreement with our lender restricts our ability to pay dividends.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their shares.

We anticipate that our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

Provisions of Virginia law and our Articles of Incorporation and Bylaws may discourage the acquisition of our company by a third party.

Certain provisions of our Articles of Incorporation and Bylaws could make a merger, tender offer or proxy contest involving the company more difficult, even in instances where stockholders may deem the proposed transaction to be beneficial to their interests. One provision in our Articles, among others, provides that a plan of merger, share exchange, sale of all or substantially all of our assets, or similar transaction must be approved by the affirmative vote of the holders of more than two-thirds of our outstanding shares if the transaction was not approved and recommended by the affirmative vote of at least two-thirds of the directors in office. There are also provisions that limit the ability of stockholders to call a special meeting. In addition, certain provisions of Virginia law may also have the effect of discouraging or prohibiting a future takeover attempt. To the extent that these provisions discourage or prevent takeover attempts, they may influence the price at which holders may be able to sell our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

RoomStore owned three pieces of real estate, each in fee simple, at February 28, 2010. Our Rocky Mount, North Carolina distribution center is located on 33.65 acres, and is comprised of two buildings having a combined total of 340,451 square feet. In May 2010, the appraised value of the buildings and land was $4.7 million. The address for this property is 2280 Tanner Road, Rocky Mount, North Carolina 27801.

At February 28, 2010, RoomStore also owned a building, with underlying property, located at 7970 Annapolis Road in Lanham, Maryland. The one story building with basement is approximately 36,988 square feet, and the lot upon which the building sits is 68,628 square feet. The building was built more than 20 years ago. This property was sold to CDS in April 2010 for $2.6 million consisting of $2.0 million in cash and a $600,000 note.

RoomStore owns the building, but not the underlying property, located at 1214 Port Drive in Myrtle Beach, South Carolina. This is a new building, which we built and opened as a store in November 2006. We are leasing the land upon which the building sits under a long-term ground lease. The approximate value of the building is $3.5 million. There is a mortgage loan on the building, with an outstanding amount of $2.5 million.

MDG does not own any real estate.

Item 3. Legal Proceedings

From time to time, we are involved in claims and legal actions arising in the ordinary course of our business. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of any of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At present, there is no established public trading market for the Company’s stock. On January 21, 2010, the Company’s common stock was listed on the OTC bulletin board (symbol: ROOM). Since this listing, however, there have not been any bids for or trades of the Company’s common stock.

As of May 21, 2010, there were 5,293 holders of the Company’s common stock, which is the only class of stock that has been issued by the Company.

During the past two years, the Company had not paid any dividends, not does it anticipate doing so in the near term. Under its loan agreements with the Bank of America and Wells Fargo, the Company is prohibited from paying any dividends if there are any outstanding borrowings from the bank. As of February 28, 2010, the balance due on the loan facility with Bank of America was approximately $11.1 million.

See Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding the Company’s equity compensation plan.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended February 28, 2010 and 2009, February 29, 2008 and February 28, 2007 and the nine months ended February 28, 2006 which has been derived from our consolidated financial statements. The consolidated statements of operations data for the three months ended May 31, 2005 is derived from the unaudited financial statements of the Company when it was part of Heilig-Meyers Company. The unaudited financial statements include, in the opinion of management, all adjustments that management considers necessary for the fair presentation of the financial information set forth in those statements. The historical results are not necessarily indicative of the results to be expected in any future period. The Company applied the principles of fresh start accounting upon emergence from bankruptcy on June 1, 2005 and pre-emergence amounts are not necessarily comparable to future periods. The tables also reflect retrospective adjustments associated with an accounting standard on non-controlling interests that became effective for the Company on March 1, 2009. This standard requires reclassification of the Company’s minority interest to a new noncontrolling interest component of total equity and that the minority interest in the Company’s operating results be presented as an allocation of the Company’s operating results.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the Consolidated Financial Statements and Notes included in Item 8 below.

	Post-Emergence					Pre-Emergence
					9 Months Ended 02/28/06	3 Months Ended 05/31/05
	Year Ended
	02/28/10	02/28/09	02/29/08	02/28/07
		(As adjusted)				(Unaudited)
Net sales	$318,131	$328,367	$368,872	$378,165	$279,735	$87,090
Cost of sales	177,897	190,901	210,794	220,166	160,486	54,215

Gross profit	140,234	137,466	158,078	157,999	119,249	32,875

Selling, general and administrative expenses	150,565	150,267	156,941	157,594	114,714	33,303
Impairment of goodwill	—	5,543	—	—	—	—

Income (loss) from operations	(10,331)	(18,344)	1,137	405	4,535	(428)

Other income (expense), net	(57)	(182)	521	307	366	155
Gain on debt extinguishment	—	—	—	—	—	64,442
Fresh start adjustments	—	—	—	—	—	7,970

Income (loss) before taxes	(10,388)	(18,526)	1,658	712	4,901	72,139
Income tax expense (benefit)	(2,751)	(4,516)	899	9	1,811	10,578

Net income (loss)	(7,637)	(14,010)	759	703	3,090	61,561
Less: Net (income) loss attributable to the noncontrolling interest	(209)	238	—	—	—	—

Net income (loss) attributable to RoomStore, Inc.	$(7,846)	$(13,772)	$759	$703	$3,090	$61,561

Basic income (loss) per share attributable to RoomStore, Inc. stockholders	$(0.80)	$(1.41)	$0.08	$0.07	$0.31
Weighted average number of shares outstanding	9,770,219	9,770,414	9,776,761	9,832,707	9,835,000

Diluted income (loss) per share attributable to RoomStore, Inc. stockholders	$(0.80)	$(1.41)	$0.08	$0.07	$0.31
Weighted average number of diluted shares outstanding	9,770,219	9,770,414	9,902,591	9,887,464	9,835,000

Note: Shares were issued in conjunction with the Bankruptcy Reorganization and therefore were not present at the Pre-Emergence dates.

	02/28/10	02/28/09	02/29/08	02/28/07	02/28/06
		(As adjusted)
Cash and cash equivalents	$733	$131	$2,677	$5,612	$6,293
Inventories	45,005	46,715	54,698	51,458	51,028
Total current assets	57,520	59,301	65,496	64,233	65,071
Total assets	90,217	94,774	105,878	101,486	98,673
Total current liabilities	49,190	44,445	43,220	39,839	42,257
Long-term debt	2,421	3,465	2,571	2,638	—
Total liabilities	59,241	56,554	54,629	51,389	51,870
Total RoomStore, Inc. stockholders’ equity	29,631	37,477	51,249	50,097	46,803
Noncontrolling interest	1,345	743	—	—	—
Total equity	30,976	38,220	51,249	50,097	46,803

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion, as well as other discussions in this Annual Report on Form 10-K, contains statements that constitute “forward-looking statements” as defined by federal securities laws. Those statements appear in a number of places and may include, but are not limited to, statements regarding our intent, belief or current expectations or those of our management with respect to (i) our strategic plans; (ii) trends in the demand for our products; (iii) trends in the industries that consume our products; (iv) our ability to develop new products; and (v) our ability to make capital expenditures and finance operations. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control. Factors that could cause or contribute to differences in our actual results include those discussed in Item 1A: Risk Factors.

Any forward-looking statement that we make speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2009 Survey of Top 100 Furniture Stores, published on May 25, 2009 by Furniture Today. We currently operate 60 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and five clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which currently operates 79 Mattress Discounters stores in Alabama, Maryland, Virginia, Delaware and the District of Columbia. MDG purchased certain selected assets of the bankrupt Mattress Discounters Corporation on December 5, 2008 and therefore only the operating results of MDG for the period since December 6, 2008 are included in the consolidated statements of the Company.

Our mission is to be the best performing furniture retailer in the markets we serve by providing excellent value to our customers. We strive to offer professionally coordinated, quality home furnishings at low prices, and to ensure prompt and professional customer service and delivery.

Since the acquisition of certain Mattress Discounter’s assets on December 6, 2008 by MDG, we conduct our business as two operating segments: the RoomStore Segment and the Mattress Discounters Segment (“MDG”). The RoomStore segment sells home furnishings and accessories through RoomStore retail stores and internet operations. The MDG segment sells mattresses and bedding products through Mattress Discounters retail stores and internet operations. RoomStore and MDG do not sell merchandise in the same retail locations, except for one location in Birmingham, Alabama, but do share some office and distribution and delivery facilities. Expenses in these shared areas are segregated based on a services agreement.

We focus on several key metrics in managing our operating performance and financial condition including the following: comparable-store sales; sales by merchandise categories; gross profit; operating costs both at the direct store level and the overhead costs associated with distribution, delivery and corporate office level as a percentage of sales; cash flow and total debt to total equity.

Our sales are generated by consumer purchases of home furnishings in our retail stores and on-line via the internet. Typically there is a five to seven day lag between the time of when a customer places an order and when the customer is able to receive delivery. Comparable store or “comp store” sales are comparisons of sales results of stores that have been open at least one year. As a retailer, this performance measure is an indicator of relative customer spending period over period.

Our cost of sales consists primarily of the purchase price of the merchandise together with inbound freight, handling within the distribution centers and transportation costs to the local markets served by our stores. Our gross profit is primarily dependent upon merchandising capabilities, vendor pricing and the mix of products sold. Since early 2006, the Company has been direct sourcing merchandise to help improve our margins. This represented approximately 17%, 12% and 12% of merchandise purchases in the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

Key Factors Affecting Our Business

Effects of Seasonality

We experience some seasonality in our sales. Generally, the first quarter of our fiscal year is the slowest (March through May). Sales generally increase during the summer months, and then show a more significant increase as we approach late fall and early winter. We believe this is due to customers wanting to redecorate their homes for the fall and winter holidays (i.e., Thanksgiving and Christmas).

Effects of Economic Conditions

Our business is closely tied to the regional housing markets where our stores are located (i.e., sales of new and existing homes). Our best customers are generally buying a new house, trading up from a smaller house to a larger one or relocating to a new community. These events can provide the greatest need for new furniture, as customers are seeking to fill new rooms in a larger house, or perhaps replacing older furniture which was discarded when they left their last house. When housing sales slow down, due to various factors, our sales decrease.

Our business is also generally tied to the United States economy in general. Furniture is a discretionary, “big-ticket” purchase item. Consumers will postpone such purchases when their economic prospects are less certain.

Our business is also affected by global commodity prices for items commonly used to manufacture furniture, such as wood, foam and steel. Over the past several years, prices for these commodities have been increasing due to increased global demand. The Company passes along product price increases to its customers whenever possible. In some cases, however, internal marketing programs and external market forces limit the ability to increase our prices. For example, we may want to keep a furniture group at a specified price point, which we believe to be important to our overall lineup of goods offered for sale. Or, a competing furniture retailer may offer a similar furniture group at a certain price, and thus we would expect to lose business to the competitor if we were significantly above their price. Generally, we will increase prices on unique and strong-selling furniture groups when necessary to maintain our overall gross margins, but we will carefully monitor the effects of these price increases on sales and may lower the prices if sales decline too much.

Effects of Competition

The furniture retail business is highly competitive. Over the past several years, two large furniture retailers have opened new stores in a number of our markets. These store openings have negatively affected our sales, especially in markets where there was no significant “big box” competition previously. We counter this competition in a variety of ways, including renovating our existing stores, moving to better location and opening new stores, and advertising a better value proposition.

Results of Operations

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the years ended February 28, 2010, February 28, 2009 and February 29, 2008:

	2010		2009 (As adjusted)		2008
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)

Net sales	$318,131	100.0%	$328,367	100.0%	$368,872	100.0%
Cost of sales	177,897	55.9%	190,901	58.1%	210,794	57.1%

Gross profit	140,234	44.1%	137,466	41.9%	158,078	42.9%

Selling, general and administrative	150,565	47.4%	150,267	45.7%	156,941	42.6%
Impairment of goodwill	—	0.0%	5,543	1.7%	—	0.0%

Total operating expenses	150,565	47.4%	155,810	47.4%	156,941	42.6%

Income (loss) from operations	(10,331)	-3.3%	(18,344)	-5.5%	1,137	0.3%

Interest income	2	0.0%	20	0.0%	171	0.0%
Interest expense	(535)	-0.2%	(464)	-0.1%	(254)	-0.1%
Other income	476	0.2%	262	0.0%	604	0.2%

Total non-operating income (expense)	(57)	0.0%	(182)	-0.1%	521	0.1%

Income (loss) before income taxes	(10,388)	-3.3%	(18,526)	-5.6%	1,658	0.4%
Income tax expense (benefit)	(2,751)	-1.3%	(4,516)	-1.3%	899	0.2%

Net income (loss)	(7,637)	-2.0%	(14,010)	-4.3%	759	0.2%
Less: Net (income) loss attributable to the noncontrolling interest	(209)	-0.1%	238	0.1%	—	0.0%

Net income (loss) attributable to RoomStore, Inc.	$(7,846)	-2.1%	$(13,772)	-4.2%	$759	0.2%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.80)		$(1.41)		$0.08
Weighted average number of diluted shares outstanding	9,770,219		9,770,414		9,902,591

Fiscal Year Ended February 28, 2010 Compared to Fiscal Year Ended February 28, 2009

Note: All comparisons for FY 10 and FY 09 will be affected by the inclusion of the MDG operations for the whole year for FY 10 but only for the fourth quarter for FY 09.

Net sales for FY 10 were $318.1 million compared to $328.4 million for FY 09, a decrease of $10.3 million or 3.1%. Comparable RoomStore segment store sales for FY 10 were down 19.0%. No MDG stores sales were included as comparable since they were only included in the Company’s financial statements for approximately three months in the prior year. MDG contributed $59.5 million in sales to the consolidated group for FY 10 compared to $9.8 million for FY 09. The decrease in RoomStore segment net sales is attributable to the continuing weakness in the national economy, and a significantly weaker furniture retail industry. The addition of new competitors in certain markets also contributed to the decrease. RoomStore had 67 stores at February 28, 2010 and 69 stores at February 28, 2009. MDG had 77 stores at February 28, 2010 and 73 stores at February 28, 2009. With the uncertainty and turbulence in the economy, the Company expects the sales trend to continue to be weak in FY 11 for RoomStore. While we expect MDG sales to also be soft in FY 11 due to the economy, we expect to see increases from the establishment of new product lines and new advertising and sales philosophies.

Gross profit for FY 10 was $140.2 million compared to $137.5 million in FY 09. The Company gross margin was 44.1% for FY 10 versus 41.9% in FY 09. MDG contributed $27.0 million of gross profit for FY 10. The RoomStore segment gross margins were 43.8% for FY 10 versus 41.5% in FY 09. The RoomStore segment furniture margins increased 1.57% in FY 10 compared to FY 09 because of increased percentage of directly sourced product, and because of lower inbound freight expense during FY 10.

Selling, general and administrative costs increased slightly in FY 10 to $150.6 million from $150.3 million in FY 09, and as a percentage of sales increased to 47.3% from 45.8%. MDG added $26.2 million in selling, general and administrative costs for FY 10 and $5.6 million for FY 09. Efforts have been made to cut costs at all levels of operations in the Company but it is not possible to decrease expenses at the same rate as sales decreases due to fixed costs. MDG had a 44.1% selling, general and administrative cost percentage of sales for FY 10 versus a 48.1% for the RoomStore segment. Self insurance costs for the RoomStore segment were $4.7 million for FY10 compared to $4.6 million for FY 09, an increase of 3.1%. Health insurance claim costs continue to increase while workers compensation claims continue to decline. Self insurance costs for the MDG segment were $412,000 for FY 10.

Costs were down in all other areas of the RoomStore segment for the year ended February 28, 2010 compared to the FY 09 year, especially total salaries ($7.9 million) and advertising ($5.4 million). The decrease in salaries is related to a number of factors. Commissions paid to sales personnel are down consistent with the decrease in sales volumes. And in the ongoing efforts to streamline operations and evaluate the infrastructure, back office operations and customer service departments have been consolidated which resulted in lower salaries costs.

Due to the current economic recession and the resulting negative effect on retail sales in general, and furniture retail stores in particular, we determined that goodwill had been substantially impaired during FY 09. Accordingly, a complete write-down of our goodwill ($5.5 million) was recorded in the third quarter of FY 09. This reduced diluted earnings per share by $0.57 but had no effect on the cash flow of the Company. There was not any goodwill impairment in FY 10.

Interest expense increased 15.3% to $535,000 in FY 10 from $464,000 in FY 09 as a result of increased borrowings on the credit facility in FY 10. Other income increased to $476,000 in FY 10 from $262,000 in FY 09 mainly as a result of increased income from partnerships in FY 10.

There was an income tax benefit of $2.8 million in FY 10 compared to income tax benefit of $4.5 million in FY 09. The effective tax rate increased to 26.0% in FY 10 from 24.7% in FY 09. The low effective tax rate in FY 10 results from providing a valuation allowance against our deferred tax assets which do not meet the criteria for recognition in our financial statements. The low effective tax rate in FY 09 is related to the tax treatment of the goodwill impairment as this amount is not deductible for tax purposes due to its tax basis of $0 at emergence from bankruptcy on June 1, 2005.

Diluted loss per share attributable to RoomStore, Inc. stockholders was ($0.80) for FY 10 and ($1.41) for FY 09. The pre-tax loss was $11.2 million for the RoomStore segment for the year ended February 28, 2010 and was $17.5 million for the year ended February 28, 2009. For the MDG segment, pre-tax income of $802,000 was recognized for the year ended February 28, 2010 and pre-tax loss of $1.0 million was recognized in the 2009 period. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for FY 10 and FY 09.

Fiscal Year Ended February 28, 2009 Compared to Fiscal Year Ended February 29, 2008

Note: All comparisons for FY 09 and FY 08 will be affected by the inclusion of the MDG operations from December 6, 2008 to February 28, 2009 in FY 09.

Net sales for FY 09 were $328.4 million compared to $368.9 million for FY 08, a decrease of $40.5 million or 11.0%. Comparable RoomStore segment store sales for FY 09 were down 13.5%. No MDG stores sales were included as comparable since they were only included in the Company’s financial statements for approximately three months. MDG contributed $9.8 million in sales to the consolidated group for FY 09. The decrease in RoomStore segment net sales is attributable to the continuing weakness in the national economy, and a significantly weaker furniture retail industry. The addition of new competitors in certain markets also contributed to the decrease. RoomStore had 69 stores at February 28, 2009 and 68 stores at February 29, 2008. MDG had 73 stores at February 28, 2009.

Gross profit for FY 09 was $137.5 million compared to $158.1 million in FY 08. The Company gross margin was 41.9% for FY 09 versus 42.9% in FY 08. MDG contributed $4.7 million of gross profit for FY 09. The RoomStore segment gross margins were 41.5% for FY 09 versus 42.9% in FY 08. The RoomStore segment furniture margins decreased 0.7% in FY 09 compared to FY 08. MDG gross margins were 47.8% for FY 09. The MDG profit margins were higher due to higher mattress margins versus furniture margins in the RoomStore segment.

Selling, general and administrative costs decreased to $150.3 million in FY 09 from $156.9 million in FY 08, but as a percentage of sales increased to 45.8% from 42.5%. MDG added $5.6 million in selling, general and administrative costs for FY 09. RoomStore segment costs were down in all areas except for rent, the reductions in sales exceeded the reductions in costs for the year. The rent increase attributable to the new Houston distribution center, which was not open in the first quarter of FY 08, which more than offset the reduction in rent attributable to the two store closings. While the former Houston distribution center was closed, the space was then converted to a showroom, so there was no reduction in rent expense from this change. For FY 09 self insurance costs decreased $264,000 or 5.2% to $4.6 million. This decrease was a result of a $850,000 decrease in worker’s compensation claims and a $600,000 increase in health insurance costs. MDG had a 57.4% selling, general and administrative cost percentage of sales for FY 09 versus a 45.7% for the RoomStore segment. During FY 09 MDG had extra costs in the distribution center and office resulting from conversion from the former company’s facilities to the facilities it shares with RoomStore. Management expects that the percentage of sales rate for MDG will become much closer to the RoomStore segment rate in FY 10.

Due to the current economic recession and the resulting negative effect on retail sales in general, and furniture retail stores in particular, we determined that goodwill had been substantially impaired. Accordingly, a complete write-down of our goodwill ($5.5 million) was recorded in the third quarter of FY 2009. This reduced diluted earnings per share by $0.57 but had no effect on the cash flow of the Company.

Interest income decreased 88.3% to $20,000 in FY 09 from $171,000 in FY 08 as a result of less excess cash invested in overnight investments. Interest expense increased 82.7% to $464,000 in FY 09 from $254,000 in FY 08 as a result of increased borrowings on the credit facility in FY 09. MDG operations contributed very little to the interest income or expense for FY 09. RoomStore interest expense was increased because of the use of borrowings to purchase its share of MDG. Other income decreased to $262,000 in FY 09 from $604,000 in FY 08 mainly as a result of distributions on certain investments held by the company in FY 08. There were no distributions from these investments in FY 09. MDG had no contribution to other income.

There was an income tax benefit of $4.5 million in FY 09 compared to income tax expense of $899,000 in FY 08. The effective tax rate decreased to 24.7% in FY 09 from 54.2% in FY 08. The low effective tax rate in FY 09 is related to the tax treatment of the goodwill impairment as this amount is not deductible for tax purposes due to its tax basis of $0 at emergence on June 1, 2005. The high rate for FY 08 is a related to depreciation of assets owned at the time of emergence on June 1, 2005 having a $0 tax basis and thus is not deductible for tax purposes and a change in the Texas state tax rates and method of calculation.

Diluted income (loss) per share attributable to RoomStore, Inc. stockholders was ($1.41) for FY 09 and $0.08 for FY 08. The pre-tax loss was $17.5 million for the RoomStore segment and $1.0 million for MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for FY 09 and 9.9 million for FY 08.

Liquidity and Capital Position

Liquidity

Cash and cash equivalents at February 28, 2010 was $733,000 compared to $131,000 at February 28, 2009 and $2.7 million at February 29, 2008. Net cash used in operating activities was $302,000 for FY 10 compared to net cash used in operating activities of $2.4 million for FY 09 and net cash provided by operating activities of $1.8 million for FY 08. FY 10 was negatively affected by the net loss of $7.6 million and FY 09 was negatively affected by the net loss of $14.0 million. $5.5 million of the FY 09 loss was a result of the impairment of goodwill write off which had no cash flow effect. For the RoomStore segment, the loss for the years ended February 28, 2010 and 2009 is a result of the continued weak retail economy in the United States and particularly in the furniture industry.

Net cash used in investing activities was for the purchase of property plant and equipment as the Company continues to add new stores, remodel stores and upgrade distribution facilities. The year ended February 28, 2009 also included $2.0 million for the 75% interest in the assets purchased from Mattress Discounters and the year ended February 28, 2010 included $393,000 for the sale of 10% of that interest to the minority interest holder. Additions to property, plant and equipment were $1.5 million, $4.1 million and $7.5 million for FY 10, FY 09 and FY 08, respectively.

The Company continues to carefully manage its credit facility with Bank of America (and with Wells Fargo after May 27, 2010) to assist with cash flow. (See “Financing and Debt,” below) Net borrowings were $2.1 million, $6.0 million and $3.0 million in FY10, FY 09 and FY 08, respectively.

Two significant factors have impacted our cash flow over the past few years: increased competition and decreased consumer spending due to the recession. With respect to competition, in 2002 the then largest furniture chain in the country (Rooms To Go) began opening stores in Texas. This was a new market for Rooms to Go, and it opened new and attractive stores in prominent locations. In 2003, another “big box” retailer, Ashley Furniture, also began opening new stores in Texas. These two competitors also opened stores in other markets such as Richmond, Virginia, Myrtle Beach, South Carolina and Wilmington, North Carolina. Before these competitors opened their stores in these markets, RoomStore had a significant share of the furniture market. To counter this competition, the Company expended significant cash to renovate existing stores, and to build new stores. This renovation and construction program occurred primarily between 2005 and late 2007. By mid-2008, however, the Company began slowing its renovation and construction program as the recession led to lower sales and lower cash availability. At present, until sales increase, the Company does not plan to undertake any new construction and renovation projects, unless paid for by landlords and developers. But since the competition is not expanding either, and is actually closing some stores, the Company does not believe that this lull in construction and renovation projects will result in further losses in market share.

The second factor, decreased consumer spending due the recession, has negatively impacted our cash flow. As explained above under “Our Business”, furniture sales are closely linked to housing sales. The housing markets peaked in 2005, and have fallen steadily since then. Our sales have tracked this decline. Sales for FY 08, FY09 and FY 10 were $368.9 million, $328.4 million and $318.1 million, respectively. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to continue to be tight in the next fiscal year. To address this situation, the Company has carefully reviewed, and continues to review, all operational expenses. Based on this review process, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced inventory levels, reduced salaries and benefits and has reduced personnel. Sources of liquidity during FY 11 will continue to be from operations, the use of the credit facility and tax refunds from the loss carry-back generated by the losses experienced in FY 10, which the Company believes will be sufficient.

The Company also took advantage of a significant opportunity with its purchase of the MDG business. The Company determined that one of the reasons for the bankruptcy of the former Mattress Discounters Corporation was excessive overhead and operating expenses. Mattress Discounters Corporation had a large corporate office staff, and an expensive distribution and delivery system. RoomStore actually had excess capacity due to declining sales, and this excess capacity was used to provide distribution, delivery and office support for MDG after the acquisition. This arrangement allowed the Company to preserve certain jobs and positions that might have otherwise been eliminated. Since the acquisition of the MDG business in December 2008, the MDG business has continued to improve. Any net profits from the MDG business can be distributed pro-rata to the owners. (For more information, see discussion of Mattress Discounters in the “Business” section above)

Financial Position for February 28, 2010 Compared to February 28, 2009

Inventories decreased by $1.7 million, or 3.7%, to a total of $45.0 million. This reduction was a result of the success of the inventory control and purchasing software program we initially installed in FY 09 which is enabling us to better forecast the point of time at which we need to receive certain products and ensures that the goods being ordered are more likely to be sold.

Income tax receivable decreased by $2.5 million, or 60.3%, to $1.6 million. The decrease is a result of income tax refunds being received in the second quarter of FY 10 related to the tax losses generated in the prior fiscal year offset by current year activity.

Financial Position for February 28, 2009 Compared to February 29, 2008

Inventories decreased by $8.0 million, or 14.6%, to a total of $46.7 million. This reduction was a result of a new inventory control and purchasing software program which is enabling us to better forecast the point of time at which we need to receive certain products and ensures that the goods being ordered are more likely to be sold.

Income tax receivable increased by $3.3 million, or 415.8%, to $4.1 million. The increase is a result of income tax refunds being generated by the loss incurred in FY 09.

Other assets increased $1.4 million, or 65.5%, to $3.5 million. The increase is primarily due to deposits required of the MDG stores for utilities and other services.

Accounts payable decreased by $2.1 million, or 14.8%, to a total of $12.1 million, primarily due to the decrease in inventory and some changes in vendor terms.

Total debt increased by $5.9 million, or 104.6%, to a total of $11.5 million. This was due to borrowing under our credit facility to cover the operations and the purchase of the 75% interest in MDG.

Financing and Debt

On June 1, 2005, we entered into a five-year, $35 million revolving credit facility (“Revolver”) with Bank of America, N.A. secured by all assets of the Company. Amounts available under the Revolver are based on the valuation of several different categories of assets. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation twice a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale and because there have been a large number of “going out of business sales” in the U.S. over the past several years, the national liquidation value of furniture has been dropping. Based on these national trends, the liquidation value of the Company’s inventory has been falling and this in turn decreases the borrowing availability under the Revolver. The amounts available under the Revolver are also reduced by outstanding letters of credit, which totaled approximately $2.3 million at February 28, 2010. At February 28, 2010, the Company had an additional $8.7 million available for borrowing under the Revolver.

Interest rates under the Revolver are variable based on the Federal Reserve’s base rate (i.e. Prime). Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 1.5%. We use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At February 28, 2010, there were outstanding borrowings of approximately $11.1 million under the Revolver. At February 28, 2009 and February 29, 2008, there was $9.0 million and $3.0 million outstanding balance under the Revolver respectively.

On May 27, 2010, we entered into a four-year, $30 million revolving credit facility with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement has an accordion feature which allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible.

We also have a real estate mortgage note payable bearing interest at 7.25% per year with a final balloon payment due on July 1, 2016. This note was used to finance construction of our Myrtle Beach, South Carolina store. The principal unpaid balance at February 28, 2010, February 28, 2009 and February 29, 2008 $2.5 million, $2.5 million and $2.6 million, respectively, and the loan is secured by the underlying property.

Contractual Obligations

Occasionally, we will borrow a fixed sum for a longer term under the Revolver, in order to lock in a favorable interest rate. The Company has one term loan, consisting of the mortgage on its Myrtle Beach store. We have various operating leases for computers, copiers and the trucks used for long-haul trucking and for local deliveries. We have entered into non-cancelable lease agreements with initial terms ranging from one to 25 years for certain stores and warehouses. Certain leases include renewal options ranging from one to 10 years that may be exercised at the Company’s option. Leases containing escalation clauses are expensed on a straight-line basis over the term of the lease.

The following table summarizes the timing of cash payments related to our outstanding contractual obligations as of February 28, 2010 (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt obligations:
Principal payments	$77	$173	$200	$2,048	$2,498
Contractual interest	179	339	312	1,025	1,855
Note payable - credit facility	11,051	—	—	—	11,051
Operating leases (other than property)	1,064	1,505	217	—	2,786
Purchase obligations	2,022	21	—	—	2,043
Property leases	29,542	47,691	29,777	38,225	145,235

Total	$43,935	$49,728	$30,506	$41,298	$165,468

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of February 28, 2010 or 2009, other than $2.3 million and $2.4 million, respectively, of outstanding letters of credit related to insurance policies.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Actual results may differ from those estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

We have chosen accounting policies we believe that are appropriate to report accurately and fairly our operating results and financial position and we apply these in a consistent manner. We consider the following policies to be critical in the preparation of our consolidated financial statements.

Inventories

Merchandise inventories are stated at the lower of cost or market as primarily determined by the average cost method. Inventory includes certain buying, holding and distribution costs. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand and market conditions and appropriate adjustments are recorded. If actual demand or market conditions are less favorable than expected then additional write-downs would be required.

Self-Insurance

We are self-insured for certain losses related to worker’s compensation and employee health cost claims. Our reserve is developed based on historical claims data and contains an incurred but not reported component. We have stop loss policies which limit our exposure to $100,000 per claim for health and $250,000 per claim for worker’s compensation claims. A difference between our estimated and actual experience could result in the need to record additional self-insurance expense. We provide health benefit information and training as well as safety training and incentives to keep our claims as low as possible. For the last year we have seen health care costs increase and our worker’s compensation costs decrease. We expect to continue to see increases in the self insurance costs in the future as the costs of care increases. The increase will need to be covered by either additional expenses to the Company or additional premium charges to the employees for coverage.

Deferred Revenue

Deferred revenue represents the amount of sales that have been recorded but have not yet been delivered to the customer for a variety of reasons (i.e. merchandise is on back-order, customer has not yet arranged a delivery date, etc.). This revenue will be recognized when the furniture is delivered to the customer. Warranty fee income is deferred and recognized over the period that the anticipated cost of warranty-required repairs are expected to be incurred based on historical trends in accordance with Financial Accounting Standards Board technical guidance. The periods covered under the warranties range from three to five years. Deferred warranty revenue is included in the accrued liabilities line on the balance sheet and totaled $2.1 million and $2.3 million at February 28, 2010 and 2009, respectively. Should the time between the warranty sale and the date of a related claim notification shift either to a shorter or longer period then the amount of revenue being deferred would increase or decrease. The Company does not anticipate a material fluctuation in the warranty claim time periods based on historical experience.

Income Taxes

Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Changes in the tax laws could cause changes in these estimates.

New Accounting Standards

See “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements included in this document for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. To manage the exposure related to this risk, we may use various derivative transactions. As a matter of policy, we do not engage in derivatives trading or other speculative activities. Moreover, we enter into financial instruments transactions with either major financial institutions or high credit counter parties, thereby limiting exposure to credit and performance related risks. Approximately 70% of inventory purchased by the Company comes from foreign sources (even when purchased from a U.S. vendor). While these purchases are denominated in U.S. dollars, significant changes in currency of those suppliers could materially impact prices of those goods.

We have exposure to floating interest rates through certain of our borrowings. Therefore, interest expense will fluctuate with changes in LIBOR and other benchmark rates. We do not believe a 100 basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d - 15(e) under the Securities Exchange

Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d - 15(f) under the Exchange Act) during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

We have a five-person board of directors. Each director has been with the Company since it emerged from bankruptcy on June 1, 2005. The following biographical information discloses each director’s age and business experience in the past five years.

Robert C. Shaffner (66) has served as Chairman of the Board and Director since 2005. He also serves on our Compensation Committee, our Audit Committee and our Corporate Governance Committee. He retired from Klaussner Furniture in 2001, where he was a Senior Vice President and Chief Financial Officer. Previously, he held positions as President of ACME McCrary Corporation and Prestige Fabricators, and Senior Vice President of Wachovia Bank. Mr. Shaffner brings to the board financial skills and insights as a result of his years of experience as a senior executive in charge of financial matters at Klaussner and Wachovia Bank.

Eugene I. Davis (55) has been a director since 2005 and is the Chairman of our Audit Committee. He also serves on our Compensation Committee and our Corporate Governance Committee. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. Mr. Davis is also a member of the Board of Directors of Knology, Inc., DEX One Corp., Ambassadors International Inc., Rural/Metro Corp, Spectrum Brands, Inc. and TerreStar Corporation. Within the last five years, Mr. Davis has served as a Director of American Commercial Lines, Inc., Delta Airlines, Inc., Haights Cross Communications, Inc., SeraCare Life Sciences Inc., Solutia, Inc., Atari, Inc., Exide Technologies, IPCS, Inc., Knology Broadband, Inc., Oglebay Norton Company, Tipperary Corporation, McLeod

Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc. and Media General, Inc. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis brings to the board particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations.

Ronald A. Kaplan (66) has been a director since 2005, and is chairman of the Corporate Governance Committee. He also serves on our Audit Committee and our Compensation Committee. For the past five years, Mr. Kaplan has advised a number of retailers, investment firms, hedge funds and law firms through his firm, Kaplan Business Consulting, LLC. Formerly he worked for Staubach Retail Services and is currently affiliated with Julius M. Feinblum Real Estate. Previously, he held positions as Chief Executive Officer of Room Plus, President and Chief Operating Officer of Levitz Furniture and consultant to Sauder Woodworking Company. Mr. Kaplan also serves on the board of Goex USA, and during the past 10 years has served on the boards of Levitz Furniture Corporation, Syratech Corporation and Creative Group. Mr. Kaplan brings to the board experience as a senior executive in the furniture retail and furniture manufacturing sectors plus experience in commercial real estate.

N. Martin Stringer (69) has been a director since 2005, and is head of the Compensation Committee. He also serves on our Audit Committee and our Corporate Governance Committee. For the past three years, he has served as counsel at the law firm of McAfee and Taft, where his legal practice is concentrated on business law and transactions. From 1971 to 2006, he was director and President of McKinney and Stringer, a law firm that he co-founded in 1971. He has also worked as a trial attorney for the county district attorney’s office, and as a mediator for the National Labor Relations Board and arbitrator for the Financial Industry Regulatory Authority. Mr. Stringer brings to the board over 30 years of experience as an attorney in matters of corporate compliance, corporate governance and SEC regulations.

Curtis C. Kimbrell (64) is President and Chief Executive Officer of RoomStore, and more information on Mr. Kimbrell is provided below under “Executive Officers.” Mr. Kimbrell brings to the board extensive executive management experience and in-depth knowledge of the Company and its operations.

The board of directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee is responsible for retaining, reviewing and dismissing the independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter, and undertaking such other incidental functions as the board may authorize. The Audit Committee is also responsible for reviewing and approving conflict of interest transactions for the Company. The members of the Audit Committee are Eugene I. Davis (Chairman), Robert C. Shaffner, Ronald A. Kaplan and N. Martin Stringer. The board of directors has determined that Mr. Davis is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). The Compensation Committee is responsible for administering the stock option plans, determining executive compensation policies and administering compensation plans and salary programs, including performing an annual review of the total compensation and recommended adjustments for all executive officers. The Corporate Governance Committee is responsible for assisting the board by overseeing the performance and composition of the board to ensure effective governance. Except for Mr. Kimbrell, all of the members of the board of directors, including all of the members of the Audit Committee, the Compensation Committee and the Corporate Governance Committee, meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 and are “independent directors” as defined by the listing standards of the NASDAQ Stock Market LLC.

Executive Officers

Curtis C. Kimbrell (64) has served as President and Chief Executive Officer of RoomStore since 2001, and has over 30 years of experience in the furniture industry. He began his career in 1972 working for Star Furniture in Durham, North Carolina. From 1976 to 1979, he worked as a store manager for Kimbrell’s Furniture in Charlotte, North Carolina. He then returned to Star Furniture, where he built the business from one to 15 stores and subsequently acquired Danley Furniture, an 18-store chain. He served as President of Danley Furniture until that company was acquired by Heilig-Meyers Company in 1991. He held a number of management positions at Heilig-Meyers, eventually becoming Executive Vice President of Merchandising. After Heilig-Meyers filed for bankruptcy, he was asked to become President and Chief Executive Officer of RoomStore in early 2001.

Ned D. Crosby (52) has been with RoomStore since 2002, and currently serves as Executive Vice President – Chief Merchandising and Marketing Officer. Between 2002 and 2008, he had responsibility as Chief Operating Officer. Previously, he held positions as Vice President at museumcompany.com and Chief Administrative Officer at This End Up Furniture.

Stephen A. Giordano (50) joined RoomStore in August 2008, and served as Executive Vice President – Chief Operating Officer, until he resigned from the Company on April 30, 2010 to become CEO of The RoomPlace in Lombard,

Illinois. Prior to joining RoomStore, he was Chief Operating Officer for Powell Furniture (2007-2008) and, before that, Chief Operating Officer for Kanes Furniture (2003-2007). He also worked for Federated (now Macy’s) as a Senior Vice President from 2001 to 2003. He has over 30 years of experience in furniture sales, systems and logistics.

Lewis M. Brubaker (52) has been with RoomStore as Senior Vice President and Chief Financial Officer since 2001. Previously, he was Assistant Controller for Heilig-Meyers Company, and has over 12 years in the furniture industry.

John M. Hamilton (59) has served as Senior Vice President – Human Resources since 2003. Previously, he held a number of senior management positions at Heilig-Meyers Company. He has over 30 years of experience in the furniture industry.

These officers are appointed annually by the Board of Directors. Only one executive, Curtis Kimbrell, has an employment contract with the Company.

No officer or director owns more than 10 percent of the stock of the Company.

The Company has adopted a Code of Ethics for our directors, officers (including our principal executive officer and our principal financial officer) and employees. The full text of the code is available to our shareholders, free of charge, and may be obtained by writing to the Corporate Secretary, RoomStore, Inc., 12501 Patterson Avenue, Richmond, VA 22328. A copy of the code is attached hereto as Exhibit 14.

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the four non-employee directors named at the end of this report, each of whom is independent as defined by The NASDAQ Stock Market listing standards. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

The Compensation Committee

N. Martin Stringer, Chairman Eugene I. Davis Ronald A. Kaplan Robert C. Shaffner

Compensation Discussion and Analysis

Compensation Philosophy

The executive compensation program at RoomStore is designed to (a) attract and retain highly qualified management personnel, (b) motivate the executive team to achieve annual and longer-term business and financial goals, (c) pay for performance that contributes to the short and long-term success of the Company, and (d) align the interests of executives and stockholders by providing equity compensation which grows in value only as the price of RoomStore stock increases.

Overview of Executive Compensation

Executive compensation at RoomStore has four primary components: base pay, annual cash bonuses, equity compensation, and other benefits and perquisites. Base pay is set at levels deemed necessary to attract and retain highly qualified managers and executives. Base pay also reflects the level of responsibility within the Company, and the experience and skills that the executive brings to the Company. Furniture retail is a highly competitive business, with a high level of variable costs. In other words, the more furniture we sell, the higher our costs. Thus, it is very important to carefully control fixed costs (such as salaries). One way we do so at RoomStore is by having a small and versatile executive management team. Each of our senior executives are assigned multiple, varied areas of responsibility. This “cross-functionality” is a key component of our business, and is a key part of the base salary for each executive.

Annual cash bonuses are tied directly to the financial goals of the Company. The success of our business also depends on achieving sales and revenue targets. We must achieve sufficient “top line” revenue, in order to cover our fixed and variable costs, and have enough cash left over to grow the business. The bonus portion of executive pay is designed to drive profitable sales growth. The annual executive bonus plan is based on achieving and exceeding certain EBITDA targets. EBITDA (earnings before interest, taxes, depreciation and amortization) is a good measure of cash flow, which is available to grow the business. While executives can earn more bonus dollars for exceeding EBITDA goals, they do not earn any bonus if EBITDA drops below an acceptable level. The EBITDA goals in the bonus plan are reset each year.

Equity compensation (in the form of stock options and/or stock grants) is designed to keep the executives focused on the value of RoomStore’s stock. As these stock options and stock grants increase in value only as the Company’s stock price increases, senior executives have a strong incentive to grow the equity value of the business.

Other benefits and perquisites are paid to executives at levels deemed usual and customary for a company the size of RoomStore. These benefits are neither extravagant nor unusual, and are designed to help retain our executives by offering and paying a competitive compensation package.

The Role of the Compensation Committee

The four non-employee members of the board of directors serve on the Compensation Committee, which is led by a chairman duly appointed by the board. Pursuant to its charter, the Compensation Committee meets at least two times per year, to discuss executive compensation issues. All Committee members meet the independence requirements of the SEC.

The Compensation Committee reviews individual executive compensation on an annual basis. There are no fixed formulas for setting compensation. Rather, the Committee exercises independent business judgment and discretion to set compensation. The Committee examines the performance of the Company and the executives’ respective contributions to that performance. It will also evaluate each executive’s importance to the Company, and how difficult it might be to replace that executive. The Committee does solicit and consider input from the President and CEO, except with respect to the President and CEO’s own compensation. The executive officers do not participate in this process.

Compensation Study

In October 2009, the Committee retained the compensation consultant 3C (Compensation Consulting Consortium) to review executive compensation levels at the Company. 3C evaluated compensation levels for the executive positions of President and CEO, Chief Operating Officer, Chief Marketing Officer, Chief Financial Officer and Senior Vice President for Human Resources. 3C presented a report to the Committee in November 2009.

3C identified a peer group of 10 companies, which included Design Within Reach, Stanley Furniture Company, Hooker Furniture Corporation, Bassett Furniture Industries, iRobot Corporation, Kirkland’s Inc., Lennox Group Inc., Select Comfort Corporation, Haverty Furniture Companies Inc., and Ethan Allen Interiors. For these public peer group companies, 3C collected actual base pay, annual incentive and long-term incentive information from the most recently available SEC filings. 3C then compared the amounts paid to the peer group, to the amounts paid in FY 09 to the named executive officers. Based on this comparison, 3C recommended base pay increases for 3 positions (COO, CFO and SVP-HR), to be phased in over a 3 year period in order to bring these executives up to the 25th percentile level in the peer group. After due consideration, the Compensation Committee accepted this recommendation.

Summary Compensation Table

The following tables and footnotes set forth the compensation paid during the past three years to our CEO, CFO and our three most highly compensated executive officers.

Name	Fiscal Year	Salary	Option Awards (1)		Non-Equity Incentive Plan Compensation (2)		All Other Compensation (3)	Total Compensation

Curtis C. Kimbrell President/CEO	2010 2009 2008	$402,980 417,692 422,568	$	— — 159,620	$	— — 301,729	$18,883 24,012 24,143	$421,863 441,704 908,060

Ned D. Crosby EVP/CMO	2010 2009 2008	$236,030 231,540 202,888	$	— — 88,678	$	— 158,500 114,025	$12,461 16,590 51,962	$248,491 406,630 457,553

Stephen A. Giordano SVP/C00	2010 2009 2008	$236,030 132,000 —	$	— — —	$	— 60,000 —	$12,251 6,365 —	$248,281 198,365 —

Lewis M. Brubaker, Jr. SVP/CFO	2010 2009 2008	$141,739 138,854 131,160	$	— — 53,207	$	— 108,315 85,500	$11,342 15,473 47,252	$153,081 262,642 317,119

John M. Hamilton SVP/HR	2010 2009 2008	$114,123 111,815 105,685	$	— — 35,472	$	— 108,706 85,500	$13,735 17,865 43,509	$127,858 238,386 270,166

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R).
(2)	Payments under the Annual EBITDA-based bonus plan, minus any payments made under the retention plan. See “Annual Cash Bonuses” above for difference in incentive plans for the President/ CEO compared to the other officers.
(3)	Includes (a) the Company’s matching contributions under its 401(k) plan, (b) a monthly auto allowance for certain of the officers, and (c) the premium costs for life insurance and long-term disability insurance coverage paid by RoomStore on behalf of the named executive officer.

Equity Compensation

No new equity awards have been made since March 1, 2006. The Company has made stock option awards only; no stock grants have been awarded. As of March 1, 2008, all stock options previously granted on March 1, 2006 became fully vested and exercisable. The following table summarizes the outstanding equity awards in the Company.

Outstanding Equity Awards at February 28, 2010

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Date Awarded	Option Exercise Price (1)	Option Expiration Date
Curtis C. Kimbrell	440,725	3/1/2006	$4.76	3/1/2016
Ned D. Crosby	244,847	3/1/2006	4.76	3/1/2016
Lewis M. Brubaker	146,908	3/1/2006	4.76	3/1/2016
John M. Hamilton	97,941	3/1/2006	4.76	3/1/2016

(1)	The option exercise price is equal to the per share book value of the Company’s common stock on the grant date.

As of February 28, 2010, none of the above stock options have been exercised by any named executive officers, and all stock options awarded on March 1, 2006 have fully vested.

Base Salary for Executive Officers

The Compensation Committee seeks to attract and retain talented executives from a competitive marketplace where senior managers have various employment options. When determining annual salary increases, the Committee evaluates both internal and external factors such as any increases in job responsibilities, the individual performance of the executive, and the competitive market for the executive’s talent and experience. The Compensation Committee also used a compensation consultant to review market compensation base salary rates for its executive officers. See “Compensation Study,” above.

Annual Cash Incentive Compensation

Each fiscal year, the Compensation Committee and the full Board reviews and approves an annual cash bonus plan. Under this plan, cash bonuses are awarded to all executives at the Vice President level and above if, and only if, the Company achieves specified profit goals (defined as EBITDA) for the applicable fiscal year. These bonuses vary by the level of the executive, and by the amount of EBITDA achieved. The Committee sets a minimum EBITDA goal, below which no bonuses are paid. At this minimum EBITDA goal, a small bonus is paid, which is less than 10% of an executive’s base salary. A sliding scale is then put into effect, where achieving higher EBITDA results will earn the executives higher cash bonuses. At the upper end of the scale, the bonus payments for significantly exceeding the annual EBITDA goal are in the range of 50% to 75% of base pay.

For the past two fiscal years, the Company has not achieved the EBITDA goals set forth in the respective annual plans. Therefore, no cash bonuses were paid in fiscal years 2009 and 2010.

Other Compensation and Perquisites

The Company pays certain other benefits for its executives, which are common to a Company of its size. These include a car allowance, supplemental life insurance, disability insurance, an annual allowance for legal and accounting services, and an annual allowance for a physical exam. Officers at the Vice President level or higher receive a car allowance of $9,420 per year. As these corporate officers visit Company stores on a regular basis, this allowance helps to defray the cost of automobile travel. The Company also pays for life insurance (up to $450,000 per person) and disability insurance (at 70% of base salary) for its senior management team. The Company will also pay up to $1,000 for accounting and legal services actually used by the executive during the year. Finally, the Company pays each executive up to $3,000 for a comprehensive, annual, mandatory physical exam.

Other Benefit Plans

Profit Sharing Plan

The Company maintains the RoomStore, Inc. Employees’ Profit Sharing and Retirement Savings Plan to provide retirement, tax-deferred savings for eligible employees and their beneficiaries. The profit sharing and savings plan consists of profit sharing accounts attributable to Company matching and profit sharing contributions based on Company profits and savings accounts attributable to employee pre-tax deferrals and after-tax contributions. The profit sharing and savings plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the profit sharing and savings plan. Until January 2009, the Company made matching contributions based on participant elective pre-tax contributions; however, no Company profit sharing contributions were made to the profit sharing and savings plan for the fiscal years ending in February 2006, 2007 and 2008. These additional Company contributions are based on a formula which takes into account the size of the Company’s net income for the year, and in the past three fiscal years, the Company’s net income has not triggered any additional contributions under this formula. As of January 2009, the matching contributions were suspended due to the slowing economy and declining Company profits. Going forward, the Company will re-evaluate this decision on a quarterly basis. Under the profit sharing and savings plan, all Company employees are eligible to participate in the Plan. Employees who have completed a six-month period of employment, have reached age 21 and who work a minimum of 20 hours per week, are eligible to participate in the elective pre-tax, after-tax voluntary, and Company-matching portions of the plan. Participants who elect to make elective pre-tax and/or after-tax contributions to the plan and receive the Company match are immediately vested in their accounts attributable to those contributions. Participants become 100% vested in any Company profit sharing contributions made on their behalf after completing three years of service.

Participants may take a loan from their vested accounts while still employed under certain circumstances pursuant to the terms of the profit sharing and savings plan.

Employment Agreement

The Company has entered into one employment agreement. Pursuant to this agreement, Mr. Kimbrell was hired for a two-year term on June 1, 2005, to serve as the Company’s President and CEO. This agreement was renewed on June 1, 2007, for an additional two-year term and then again on June 1, 2009 for an additional two-year term. Under this agreement, if Mr. Kimbrell is terminated without cause, then he is entitled to receive his base salary and regular benefits for a one year period following termination, plus any earned annual bonus (pro-rated). If Mr. Kimbrell is terminated without cause either three months before or 24 months after a change in control of the Company, then he is entitled to received 2.99 times his base salary plus any earned annual bonus (pro-rated), and he shall be entitled to receive his regular benefits for a period of 36 months.

The Company entered into this employment agreement with Mr. Kimbrell, and subsequently renewed it, because the Board believed, and continues to believe, that the retention of Mr. Kimbrell as President and CEO is critical to achieving the short and long-term business objectives of the Company. The Company has not entered into employment agreements with any other Named Executive Offices because the Board does not believe that such agreements are necessary.

Severance Plans

The Company has adopted three separate severance plans. Under the basic Severance Plan for Employees, employees are entitled to one week’s pay for each year of service in the event that their employment is terminated without cause in connection with a “business event” as defined in the plan documents. Under the Severance Plan for Executive Employees, Vice Presidents are entitled to six months salary (12 months if they have been with the Company for 15 years or more), and Senior Vice Presidents or higher are entitled to 12 months salary (24 months if they have been with the Company for 15 years or more) in the event that their employment is terminated without cause in connection with a “business event” as defined by the plan. Under the Supplemental Severance Plan for Senior Executive Employees, Senior Vice Presidents or higher are entitled to an additional 12 months salary in the event that their employment is terminated without cause in connection with a “business event” as defined by the plan. For additional information, see Exhibits 10.9 and 10.10, were previously filed as part of our registration statement on Form S-1.

Pension Benefits and Deferred Compensation

The Company does not have a pension plan and does not offer deferred compensation to any of its executive officers or employees.

Director Compensation

The members of the Board are paid an annual retainer of $18,000. They are also paid $1,000 for each meeting which they attend. The following table summarizes director compensation for the fiscal year ending February 28, 2010:

Name	Fees Paid in Cash	Deferred Compensation (1)	Stock Awards	Option Awards	Other Compensation	Total
Eugene I. Davis	$24,000	$—	—	—	—	$24,000
Ronald A. Kaplan	24,000	—	—	—	—	24,000
Robert C. Shaffner	12,000	12,000	—	—	—	24,000
N. Martin Stringer	24,000	—	—	—	—	24,000

(1)	The Company adopted a Non-Employee Director Deferred Compensation Plan in April 2008. Mr. Shaffner elected to defer a portion of his 2009-2010 director compensation under this plan.

The board members also hold options to purchase shares of common stock of RoomStore, as summarized in the table below:

Name	Date of Grant	Number of Options	Option Exercise Price (1)	Fully Vested?	Options Expiration Date
Eugene I. Davis	3/1/2006	97,941	$4.76	Yes	3/1/2016
Ronald A. Kaplan	3/1/2006	97,941	4.76	Yes	3/1/2016
Robert C. Shaffner	3/1/2006	97,941	4.76	Yes	3/1/2016
N. Martin Stringer	3/1/2006	97,941	4.76	Yes	3/1/2016

(1)	The option exercise price is equal to the per share book value of the Company’s common stock on the grant date.

The Director’s stock options were granted on March 1, 2006. One-third of the options vested immediately, a second third vested on March 1, 2007 and the final third vested on March 1, 2008.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former officer of RoomStore. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has one equity compensation plan, which was approved by the bankruptcy court prior to the time that the Company emerged from bankruptcy on June 1, 2005 (“Equity Plan”). Pursuant to this Equity Plan, 10% of the common stock in RoomStore, Inc. was to be set aside for equity compensation for the management team. In 2006, after due deliberation, the Board of Directors of the Company decided to grant stock options in lieu of restricted stock. Following a Black-Shoals calculation, the Board determined that 1,800,000 stock options should be made available for award to Directors and senior executives. Stock options were granted to 9 individuals under the Equity Plan in May 2006. Since that time, one executive with options resigned, and under the terms of the Equity Plan, his unexercised options reverted back to the Company. See Note 8 to the Consolidated Financial Statements for more information.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders	0	n/a	0
Equity Compensation Plans not approved by Security Holders	1,420,126	$4.76	379,874
Total	1,420,126	$4.76	379,874

The following table provides, as of February 28, 2010, certain information with respect to the beneficial ownership of our common stock for (i) each stockholder known by us to own beneficially more than 5% of our common stock, (ii) our directors and the named executive officers in the Summary Compensation Table above and (iii) all directors and named executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Directors and Executive Officers:
Lewis M. Brubaker	146,908	(2)	1.5%
Ned D. Crosby	244,847	(2)	2.5%
Eugene I. Davis	97,941	(2)	1.0%
John M. Hamilton	97,941	(2)	1.0%
Ronald A. Kaplan	97,941	(2)	1.0%
Curtis C. Kimbrell	440,725	(2)	4.5%
Robert C. Shaffner	97,941	(2)	1.0%
N. Martin Stringer	97,941	(2)	1.0%
All directors and executive officers as a group (8 persons)	1,322,185	(2)	13.5%

Principal Stockholders:
Heilig Meyers Master Trust (c/o Wachovia Bank)	1,455,424		14.9%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.

(2)	The number of shares indicated above consists of shares that may be acquired pursuant to the exercise of stock options granted under the Company’s June 1, 2006 Equity Plan. As of February 28, 2010, none of these stock options had been exercised.
(3)	As of February 28, 2010, the Company does not know of any stockholders owning 5% or more of its common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships

Robert Kimbrell, our Vice President of Merchandising, is the son of Mr. Curtis Kimbrell, our President and Chief Executive Officer.

Related Person Transactions and Policy

During the prior fiscal year ending February 28, 2010, there have been no transactions between the Company and related persons, where the amount involved exceeded $120,000. All related party transactions, to the extent they occur, must be reviewed and approved, or ratified, by a majority of disinterested members of the Board of Directors.

Director Independence.

We currently have five directors: Eugene Davis, Ronald Kaplan, Curtis Kimbrell, Robert Shaffner and Martin Stringer. Mr. Curtis Kimbrell also serves as President and CEO, and is therefore not independent. Accordingly, Mr. Kimbrell does not serve on the Audit and Compensation Committees, The remaining four directors (Messrs. Davis, Kaplan, Shaffner and Stringer) are considered independent under the definition of independence used by Nasdaq Rule 4200 (a)(15). The Board has determined that the members of the Audit Committee are independent directors as defined by Nasdaq Rule 4350(d)(2)(A).

Item 14. Principal Accountant Fees and Services

For each of the years ended February 28, 2010 and 2009, BDO Seidman, LLP billed the Company the fees set forth below in connection with professional services rendered by that firm to the Company:

	2010	2009
Audit fees	$272,000	$367,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$272,000	$367,000

Audit Fees. These are fees for professional services performed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filing and fees related to the filing of a registration statement on Form S-1 in addition to the various amendments of that registration statement.

The Audit Committee pre-approves all audit, audit-related and non-audit services provided by BDO Seidman, LLP. The Audit Committee has the sole responsibility to engage and terminate the engagement of the Company’s independent registered public accounting firm, to pre-approve such firm’s performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accounting firm its fees and plans for all auditing services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a). The following documents are filed as part of this report

(b). Exhibits:

See index to exhibits starting on page 51.

Report of Independent Registered Public Accounting Firm

Board of Directors

RoomStore, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of RoomStore, Inc. as of February 28, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RoomStore, Inc. at February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

May 28, 2010

RoomStore, Inc.

Consolidated Balance Sheets

As of February 28, 2010 and 2009

(In thousands, except share and per share amounts)

	2010	2009
		(As adjusted)
Assets

Current Assets
Cash and cash equivalents	$733	$131
Inventories	45,005	46,715
Receivables (net of allowance for doubtful accounts: 2010 - $138; 2009 - $158)	3,947	2,344
Income taxes receivable	1,647	4,147
Prepaid expenses	3,218	3,243
Deferred income taxes	2,970	2,721

Total current assets	57,520	59,301

Property, plant and equipment, net	28,583	31,948
Other assets	4,114	3,525

Total Assets	$90,217	$94,774

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$11,963	$12,097
Accrued liabilities	19,237	18,903
Accrued income taxes	701	228
Note payable - credit facility - current portion	11,051	8,000
Mortgage note payable - current portion	77	72
Deferred revenue	6,161	5,145

Total current liabilities	49,190	44,445

Deferred rent	4,660	4,073
Deferred income taxes - non-current	2,970	4,571
Note payable - credit facility	—	966
Mortgage note payable	2,421	2,499

Total Liabilities	59,241	56,554

Commitments (Note 9)

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 2010 - 9,767,574; 2009 - 9,770,414	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,599	46,599
Retained earnings (deficit)	(17,066)	(9,220)

Total RoomStore, Inc. Stockholders’ Equity	29,631	37,477
Noncontrolling interest	1,345	743

Total Equity	30,976	38,220

Total Liabilities and Equity	$90,217	$94,774

The accompanying notes are an integral part of these financial statements.

RoomStore, Inc.

Consolidated Statements of Operations

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

	2010	2009	2008
		(As adjusted)
Net sales	$318,131	$328,367	$368,872
Cost of sales	177,897	190,901	210,794

Gross profit	140,234	137,466	158,078

Selling, general and administrative	150,565	150,267	156,941
Impairment of goodwill	—	5,543	—

Total operating expenses	150,565	155,810	156,941

Loss from operations	(10,331)	(18,344)	1,137

Interest income	2	20	171
Interest expense	(535)	(464)	(254)
Other income, net	476	262	604

Total non-operating expense	(57)	(182)	521

Loss before income taxes	(10,388)	(18,526)	1,658
Income tax expense (benefit)	(2,751)	(4,516)	899

Net income (loss)	(7,637)	(14,010)	759
Less: Net (income) loss attributable to the noncontrolling interest	(209)	238	—

Net income (loss) attributable to RoomStore, Inc.	$(7,846)	$(13,772)	$759

Basic income (loss) per share attributable to RoomStore, Inc. stockholders	$(0.80)	$(1.41)	$0.08
Weighted average number of shares outstanding	9,770,219	9,770,414	9,776,761

Diluted income (loss) per share attributable to RoomStore, Inc. stockholders	$(0.80)	$(1.41)	$0.08
Weighted average number of diluted shares outstanding	9,770,219	9,770,414	9,902,591

The accompanying notes are an integral part of these financial statements.

RoomStore, Inc.

Consolidated Statements of Cash Flows

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

	2010	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net loss	$(7,637)	$(14,010)	$759
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvements	4,759	4,918	4,448
Impairment of goodwill	—	5,543	—
Loss on disposal of property and equipment	107	222	288
Stock option compensation	—	—	568
Deferred income tax benefit	(1,850)	(267)	(1,902)
Equity in earnings of investee	(293)	(210)	(172)
Change in operating assets and liabilities:
Accounts receivable	(1,603)	(547)	(192)
Inventories	1,710	11,092	(3,240)
Prepaid expenses	25	(640)	234
Other assets	(296)	(1,185)	(162)
Deferred revenue	1,016	(1,524)	(2,570)
Accounts payable	(134)	(2,098)	5,136
Accrued expenses	921	(110)	223
Income taxes receivable/Accrued income taxes	2,973	(3,588)	(1,585)

Net cash provided by (used in) operating activities:	(302)	(2,404)	1,833

Cash flows from investing activities:
Additions to property, plant and equipment, net	(1,501)	(4,068)	(7,531)
Sale (purchase) of interest in assets of mattress company	393	(1,973)	—

Net cash used in investing activities	(1,108)	(6,041)	(7,531)

Cash flows from financing activities:
Proceeds from credit facility note	65,780	65,423	16,036
Payments of credit facility note	(63,695)	(59,457)	(13,036)
Payments of mortgage payable	(73)	(67)	(62)
Repurchase of common stock	—	—	(175)

Net cash provided by financing activities	2,012	5,899	2,763

Net increase (decrease) in cash and cash equivalents	602	(2,546)	(2,935)

Cash and cash equivalents at beginning of period	131	2,677	5,612

Cash and cash equivalents at end of period	$733	$131	$2,677

Supplemental disclosure of cash flow information:
Taxes paid (refunds received)	$(3,874)	$(660)	$4,386
Interest received	2	20	171
Interest paid	535	464	254

The accompanying notes are an integral part of these financial statements.

RoomStore, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share amounts)

	RoomStore, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
	Shares	Amounts

Balance - March 1, 2007	9,811,582	$98	$46,206	$3,793	$—	$50,097
Net income	—	—	—	759	—	759
Stock option compensation	—	—	568	—	—	568
Common stock retired	(41,168)	—	(175)	—	—	(175)

Balance - February 29, 2008	9,770,414	98	46,599	4,552	—	51,249
Net loss	—	—	—	(13,772)	(238)	(14,010)
Initial noncontrolling interest	—	—	—	—	981	981

Balance, as adjusted, February 28, 2009	9,770,414	98	46,599	(9,220)	743	38,220
Net income (loss)	—	—	—	(7,846)	209	(7,637)
Common stock retired	(2,840)	—	—	—	—	—
Ownership interest sale	—	—	—	—	393	393

Balance - February 28, 2010	9,767,574	$98	$46,599	$(17,066)	$1,345	$30,976

The accompanying notes are an integral part of these financial statements.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 67 stores (as of February 28, 2010) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishing through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company is a 65% owner of Mattress Discounters Group, LLC (“MDG”) which operates 77 mattress stores (as of February 28, 2010) in the states of Delaware, Maryland, Virginia and Alabama and in the District of Columbia.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February.

As a result of the fiscal 2010 adoption of Financial Accounting Standards Board (“FASB”) standard “Noncontrolling Interests in Consolidated Financial Statements,” the Company retrospectively classified noncontrolling interest positions of MDG as a separate component of consolidated equity from the equity attributable to RoomStore’s stockholders as of February 28, 2010 and 2009. The noncontrolling interest in net income is also separately disclosed on the face of the Statement of Operations years ended February 28, 2010 and 2009. MDG was not acquired until December 5, 2008 and is therefore not a component of the operations for the year ended February 29, 2008. (see “Recent Accounting Pronouncements” below)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Inventories

Merchandise inventories are stated at the lower of cost or market as primarily determined by the average cost method. Inventory includes certain buying, holding, and distribution costs totaling approximately $1,745 and $1,736 at February 28, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable are primarily comprised of amounts due to the Company from a bank for bank-financed customer sales. Pursuant to an ongoing merchant agreement, HSBC Bank Nevada, NA (“HSBC”) provides the Company with its private label non-recourse revolving credit facilities for credit sales. In addition to the primary HSBC agreement, the Company has non-recourse installment credit agreements with one other credit provider for those customers who do not qualify for credit under the primary HSBC programs. Wells Fargo is the credit facility provider for the MDG credit sales. These facilities are accounted for in accordance with FASB standards which allows the Company to derecognize the trade receivables transferred to non-recourse private label credit providers. A provision for doubtful accounts has been established for accounts retained by the Company that are greater than 90 days past due. Generally, accounts on which payments have not been received for six months or on which the Company has received a bankruptcy notice indicating an unsecured position are charged to the allowance for doubtful accounts. Accounts receivable are shown net of the allowance for doubtful accounts of $138 and $158 at February 28, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits at times exceed Federal Deposit Insurance Corporation insurance limits.

The Company operates 67 furniture stores and 77 mattress stores throughout the Mid-Atlantic and Texas and, therefore, is not dependent on any given industry or business for its customer base and has no significant concentration of customer credit risk.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Property, Plant and Equipment

Property, plant and equipment were stated at their estimated fair value under the principles of “fresh start” accounting on June 1, 2005. Subsequent to the fresh start date, additions, other than capital leases, are recorded at cost and, when applicable, include interest incurred during the construction period. Capital leases are recorded at the lesser of fair value or the discounted present value of the minimum lease payments. Depreciation is computed by the straight-line method. Capital leases and leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The estimated useful lives are 3 to 40 years for buildings and building improvements, 3 to 10 years for fixtures, equipment and vehicles, and 3 to 15 years for leasehold improvements. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Goodwill

Upon implementation of fresh start accounting as of June 1, 2005, the Company recorded goodwill and therefore applied provisions of FASB accounting standards which required that goodwill not be amortized but be tested for impairment on an annual basis, or between annual tests if it was determined that a significant event or change in circumstances warranted such testing. In accordance with the provisions of the standard, the Company’s goodwill was assigned to one operating unit, and a comparison of the carrying value of the reporting unit to its fair value was performed. The fair value of the reporting unit was less than its carrying value, a comparison of the fair value of the goodwill to its carrying value was required, and goodwill was considered impaired to the extent its carrying value exceeded its fair value.

Consistent with the impairment indicators related to the weakness in the retail market and furniture market in particular, the Company has experienced a prolonged decline in its market capitalization as compared to its book value. The Company performed an assessment of goodwill impairment as of November 30, 2008. The first step of the goodwill impairment test was performed and it was determined that the fair value of the reporting unit was less than its carrying value. The second step of the impairment test was then performed which involves calculating the implied fair value of the goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill. The Company concluded that the goodwill had no implied fair value and the entire carrying value of $5,543 was written off as of the end of the third quarter of fiscal year 2009.

The amount of the goodwill deductible for tax purposes was $0 at the time of the June 1, 2005 revaluation for emergence; therefore none of the impairment was tax deductible for fiscal 2009 or future periods.

Equity Method Investment

The Company’s 31% investment in Creative Distribution Services, LLC (“CDS”), a real estate investment company, is accounted for under the equity method. The Company’s pro-rata share of the income is included in the Statement of Operations in Other Income and was approximately $211, $210 and $172 for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively. The Company’s investment in CDS at February 28, 2010 and 2009 was $1,774 and $1,563, respectively, and is included in Other Assets in the Balance Sheets.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

The following is summary financial information for CDS at December 31, 2009, 2008 and 2007 and for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

	2009	2008	2007
Current assets	$3,037	$2,504	$1,889
Total assets	6,274	5,803	5,430
Current liabilities	202	191	181
Total liabilities	1,156	1,347	1,528
Members’ Equity	5,118	4,456	3,902

Rent income	921	882	871
Operating expenses	339	337	332
Investment income	79	82	82
Net income	661	627	621

Non-controlling Interest in Subsidiary

The Company has a 65% ownership in MDG as of February 28, 2010, a limited liability company that operates 77 mattress stores as of that date. The assets, liabilities and operations of MDG are consolidated and the non-controlling interest portion related to the 35% owner is disclosed separately on the face of the financial statements. (see Note 10)

Self Insurance

The Company is self-insured for certain losses related to worker’s compensation and employee health cost claims. The self-insured retention for worker’s compensation insurance is $250,000 per claim, and for employee health care it is $100,000 per employee per year. The Company sets reserves to cover these retentions. The reserves are developed based on historical claims data and contain an incurred but not reported component. A difference between the estimated and actual experience could result in the need for additional self-insurance expense.

Deferred Rent

Rent allowances, escalations, incentives, and other special considerations are amortized on a straight-line basis into lease expense over the lease term.

Income Taxes

Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses, credit facility note payable and mortgage note payable. The fair value of the mortgage note payable approximates the carrying value due to the terms of the note and the fair values of the other financial instruments approximate their carrying values due to the short maturity of these financial instruments.

Revenue Recognition

The Company recognizes revenue from merchandise sales and related add-on products and services upon delivery to the customer. Appropriate provisions are made for returns. The Company recorded delivery fees charged to customers of $14,552, $14,020 and $15,432 in the net sales and recorded the related delivery costs of $19,352, $21,384 and $23,144 in cost of sales for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively. The Company also recorded sales of merchandise protection products and warranties of $8,901, $10,985 and $12,026 for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Deferred Revenue

Deferred revenue represents the amount of sales that have been recorded but have not yet been delivered to the customer for a variety of reasons (i.e. merchandise is on back-order, customer has not yet arranged a delivery date, etc.). This revenue will be recognized when the furniture is delivered to the customer.

Warranty fee income is deferred and recognized over the period that the anticipated cost of warranty-required repairs are expected to be incurred based on historical trends. The periods covered under the warranties range from three to five years. Deferred warranty revenue is included in the accrued liabilities line on the balance sheet and totaled $2,122 and $2,346 at February 28, 2010 2009, respectively.

Advertising Expense

Advertising costs, which include newspaper, circulars, radio, television, and other media advertising, are expensed when first distributed or aired. The total amount of prepaid advertising costs included in other current assets was $69 and $126 at February 28, 2010 2009, respectively. The Company charged $22,561, $25,690 and $26,708 to advertising expense for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively. The Company participates in cooperative advertising programs with many of our vendors where they either pay us outright or reduce our merchandise invoice amounts in return for including their name in our advertising media. These amounts are recorded as offsets to advertising expense and totaled $4,361, $1,403 and $1,333 for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value and records compensation cost ratably using the straight-line attribution method over the expected vesting period.

Recent Accounting Pronouncements

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

In March 2009, the Company adopted FASB authoritative guidance which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The impact of adopting this standard will depend on the nature and terms of future acquisitions.

Reclassifications

For comparative purposes, certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Note 2, Reorganization

On August 16, 2000, HMY RoomStore, Inc. (“RoomStore” or the “Company”), along with its parent, Heilig-Meyers Company, Inc. (“HMC”), and certain affiliated entities, together, the “Debtors,” commenced cases under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Subsequent to the Petition Date, RoomStore and the Debtors operated their businesses as debtors in possession. By June 2001, all of the Heilig-Meyers Furniture Stores were closed, and only The RoomStore chain continued operating.

On May 18, 2005, the Bankruptcy Court confirmed the RoomStore’s February 2005 plan of reorganization (the “Plan”), which became effective June 1, 2005 (the “Effective Date”). On the Effective Date, RoomStore issued approximately 9,835,000 shares of Common Stock to the Unsecured Claims Reserve which were then distributed from the Reserve to 731 initial holders in November 2006 in accordance with the terms of the Plan, resulting in approximately $64,400 in liabilities being discharged.

The Company has accounted for the reorganization by using the principles of fresh start accounting. The Company was required to adopt fresh start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims. Under the principles of fresh start accounting, the Company’s total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets on the basis of their estimated fair value.

The reorganization value of the Company was determined based on a discounted cash flow analysis utilizing cash flow projections from the Company’s five-year business plan including a terminal value. The reorganization value was allocated to the Company’s tangible and identifiable intangible assets in conformity with the procedures specified by FASB authoritative guidance and liabilities were recorded at their net present values. The Company obtained a fair market valuation to value its property and equipment. Inventory and certain software were valued at estimated replacement cost. The excess reorganization value not attributable to specific tangible or identified intangible assets was recorded as goodwill. The adjustments made are summarized in the table below.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

As a result of the implementation of fresh start accounting, the financial statements of the Company after consummation of the plan are not comparable to the Company’s financial statement of prior periods.

	Pre-Confirmation June 1, 2005	Adjustments to Record Plan of Reorganization	Fresh Start Fair Value Adjustments	Reorganized Balance Sheet June 1, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$873	$—	$—	$873
Inventories	43,455	—	—	43,455
Receivables, net	5,382	—	—	5,382
Prepaid expenses	2,780	—	—	2,780
Deferred income taxes	—	—	1,091	1,091

Total current assets	52,490	—	1,091	53,581

Property, plant and equipment, net	22,768	—	2,427	25,195
Goodwill	—	—	5,543	5,543
Other assets	3,397	—	—	3,397

Total Assets	$78,655	$—	$9,061	$87,716

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,577	$—	$—	$7,577
Accrued liabilities	16,465	—	—	16,465
Deferred revenue	8,952	—	—	8,952

Total current liabilities	32,994	—	—	32,994

Deferred income taxes - non-current	(676)	—	11,685	11,009
Liabilities subject to compromise	64,442	(64,442)	—	—

Total Liabilities	96,760	(64,442)	11,685	44,003

Stockholders’ Equity
Common stock	1	(1)	98	98
Additional paid-in capital	—	—	43,615	43,615
Retained earnings	(18,106)	64,443	(46,337)	—

Total Stockholders’ Equity	(18,105)	64,442	(2,624)	43,713

Total Liabilities and Stockholders’ Equity	$78,655	$—	$9,061	$87,716

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Note 3, Property, Plant and Equipment

Property, plant and equipment consists of the following at February 28, 2010 and 2009:

	2010	2009
Land and buildings	$12,661	$12,628
Fixtures, equipment and vehicles	8,370	7,921
Leasehold improvements	27,656	27,122
Construction in progress	90	188

	48,777	47,859
Accumulated depreciation	(20,194)	(15,911)

Property, plant and equipment, net	$28,583	$31,948

Note 4, Accrued Liabilities

Accrued liabilities consists of the following at February 28, 2010 and 2009:

	2010	2009
Accrued compensation and benefits	$1,724	$1,855
Deferred warranty revenue	2,122	2,346
Mattress warranty reserve	643	837
Customer deposits	6,167	5,642
Sales tax payable	2,012	1,950
Other accrued liabilities	6,569	6,273

	$19,237	$18,903

The Company offers a mattress warranty on all of its bedding products and records a liability based on estimated costs to replace or repair the products based on historical trends. The periods covered under the warranties range from six to twenty years with the majority having a ten-year warranty.

Activity in the mattress warranty reserve is summarized as follows for the years ended February 28, 2010 and 2009 and February 29, 2008:

	2010	2009	2008
Beginning balance	$837	$857	$875
Additions to reserve, net	151	375	596
Expenses and claims paid	(345)	(395)	(614)

Ending balance	$643	$837	$857

Note 5, Credit Arrangements

On June 1, 2005, the Company entered into a five-year, $35,000 revolving credit facility (“Revolver”) with Bank of America secured by all assets of the Company. Borrowing availability under the credit facility fluctuates based on outstanding borrowings, inventory levels and other specified adjustments, and during the year ended February 28, 2010, daily fluctuations ranged from approximately $3,600 to $15,400. Remaining borrowing availability at February 28, 2010 was approximately

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

$8,700. If actual borrowings exceed a certain amount, then Bank of America will impose a number of conditions which would limit our independence and require the bank’s consent for certain operating decisions. The agreement may limit or restrict, among other things, our ability to (i) incur additional indebtedness, (ii) pay dividends or make other payments, (iii) consummate future asset sales or acquisitions, (iv) enter into future transactions with affiliates, or (v) merge, consolidate or sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of our assets.

Amounts available under the facility are reduced by outstanding letters of credit, which were approximately $2,295 at February 28, 2010. Interest rates under the Revolver are variable based on the Bank’s base rate (i.e. Prime). Within the credit facility, the Company has the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 1.5%. At February 28, 2010, there were $9,500 of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 2.48% and a maturity date of March 21, 2010. At maturity, the LIBOR loan rolled over twice more into new LIBOR loans and on May 20, 2010 was rolled back into the variable portion of the credit facility. There were also $1,551 of outstanding borrowings under the variable portion of the credit facility with a rate of 4.00% at February 28, 2010 and payable on or before the expiration of the credit facility agreement on May 31, 2010. At February 28, 2009, there was $8,966 of outstanding borrowings under the credit facility. See Note 12

The Company also has a real estate mortgage note payable bearing interest at 7.25% per year with a final balloon payment due on July 1, 2016. The principal unpaid balance at February 28, 2010 and 2009 was $2,498 and $2,571, respectively and is secured by the underlying property. The contractual principal payments for the mortgage note payable in the five fiscal years subsequent to February 28, 2010 are as follows: 2011 - $77, 2012 - $83, 2013 - $90 and 2014 - $96 and 2015 - $103.

Note 6, Income Taxes

The provision for income taxes consists of the following for the years ended February 28, 2010 and 2009 and February 29, 2008:

	2010	2009	2008
Current:
Federal	$(1,547)	$(4,193)	$1,851
State	646	(56)	950

	(901)	(4,249)	2,801

Deferred:
Federal	(1,535)	(235)	(1,622)
State	(315)	(32)	(280)

	(1,850)	(267)	(1,902)

Total income tax expense (benefit)	$(2,751)	$(4,516)	$899

During the year ended February 28, 2010, the Company concluded an IRS examination for the tax years ended February 28, 2006 to February 28, 2009 and all the effects of the adjustments from the examination were recorded in the year ended February 28, 2010.

The valuation allowance adjustment recorded in the year ended February 28, 2010 is a result of the Company’s review of its deferred tax assets, the negative income history for the previous two years due to the economy and the uncertainty of the economic recovery that all suggests that net deferred tax assets should be reserved. This reserve will be reviewed at the end of every quarter going forward.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

The following table reconciles the Company’s effective tax rates to the federal statutory tax rate for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively:

	2010	2009	2008
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
Non-deductible goodwill impairment	—	10.2	—
State income tax, net of federal benefit	(4.5)	(0.5)	20.9
Valuation allowance	17.5	—	—
IRS examination	(4.8)	—	—
Other	(0.2)	(0.4)	(0.7)

Effective income tax rate	(26.0)%	(24.7)%	54.2%

The Company’s deferred tax liability is primarily due to reorganization under Chapter 11. Deferred tax assets (liabilities) as of February 28, 2010 and 2009 were as follows:

	2010	2009
Current deferred tax assets (liabilities):
Accrued liabilities	$1,955	$2,357
Deferred revenue	1,555	—
Inventory related	303	311
Accounts receivable related	45	53
Valuation allowance	(888)	—

	2,970	2,721

Long-term deferred tax assets (liabilities):
Property, plant and equipment	(5,089)	(6,258)
Leases	1,677	1,598
Stock options	1,299	1,299
Partnership interests	(1,133)	(1,210)
Valuation allowance	(971)	—
Net operating loss	1,171	—
Other	76	—

	(2,970)	(4,571)

Deferred tax asset (liability), net	$—	$(1,850)

Note 7, Retirement Plan

The Company has a qualified profit sharing and retirement savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code and covers substantially all the Company’s employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. At its discretion, the Company matches on the first two percent of the employee’s compensation contributed to the plan. The Company may also make an additional matching contribution if and to the extent that four percent of the Company’s estimated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. As of January 2009, the

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

matching contributions were suspended due to the slowing economy and declining company profits. Going forward, the Company will re-evaluate this decision on a quarterly basis. Contribution expense for the years ended February 28, 2010 and 2009 and February 29, 2008 was $0, $392 and $531, respectively.

Note 8, Stockholders’ Equity

Management Incentive Program

The Company has a Stock Incentive Plan (“Incentive Plan”). Under the Incentive Plan, awards can be made in the form of restricted stock, stock options, stock appreciation rights or other stock-based awards. If restricted stock is awarded, up to 983,500 shares are available. If stock options are awarded, up to 1,800,000 options are available. The Board of Directors of the Company (or a committee designated by the Board) is responsible for administering the Incentive Plan. Eligible participants under the Incentive Plan are directors, employees and consultants who are expected to contribute to the growth and profits of the Company.

Stock options to purchase a total of 1,567,034 shares of common stock were granted on March 1, 2006 at a weighted average fair value per share of $2.08. The options vested over 2 years, with 1/3 of the shares vesting immediately at grant, 1/3 vesting after one year and the remainder vesting after two years. The options expire ten years from the date of grant. The weighted average fair value for these options was estimated at the time of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.26%, expected life in years of 5.5 years, expected volatility of 40% and expected dividend yield of 0%. Compensation expense of $568 related to this option grant was recorded in the statement of operations for the year ended February 29, 2008. The Company had no stock compensation expense for the years ended February 28, 2010 and 2009. No options were granted during the years ended February 28, 2010 or 2009 or February 29, 2008. During the year ended February 28, 2010, 146,908 option shares were forfeited.

At February 28, 2010, 1,420,126 option shares were vested and exercisable at an exercise price of $4.76 per share. There were 379,874 shares available for future grant.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended February 28, 2010 and 2009 and February 29, 2008:

	2010	2009	2008
Numerator:
Net income (loss) attributable to RoomStore, Inc. for basic and diluted earnings per share	$(7,846)	$(13,772)	$759

Denominator:
Weighted average shares for basic earnings per share	9,770,219	9,770,414	9,776,761
Effect of dilutive securities for employee stock options	—	—	125,830

	9,770,219	9,770,414	9,902,591

Basic earnings (loss) per share attributable to RoomStore, Inc. stockholders	$(0.80)	$(1.41)	$0.08

Diluted earnings (loss) per share attributable to RoomStore, Inc. stockholders	$(0.80)	$(1.41)	$0.08

Registration Rights Agreement

In connection with the approval of the bankruptcy plan, on June 1, 2005, the Company entered into a registration rights agreement, which granted certain rights to future holders RoomStore common stock, namely the Heilig-Meyers Liquidation Trust (“Trust”). The Trust was issued 7,006,520 shares of RoomStore common stock on November 15, 2006. In 2008, the Trust sent a written request asking the Company to register the Trust’s stock with the Securities and Exchange Commission (“SEC”). The Company filed a Form S-1 with the SEC to register the stock held by the Trust, and registration became effective on December 22, 2009.

Note 9, Commitments

Leases

The Company has entered into noncancelable lease agreements with initial terms ranging from 1 to 25 years for certain stores and warehouses. Certain leases include renewal options ranging from 1 to 10 years that may be exercised at the Company’s option. Most of the leases are net leases, under which the lessee pays its proportionate share of the taxes, insurance and maintenance costs. Leases containing escalation clauses are expensed on a straight-line basis over the term of the lease. The Company also leases vehicles and data processing and office equipment under operating leases that generally expire over the next five years.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year as of February 28, 2010 are as follows:

Fiscal Years	Amount
2011	$30,606
2012	27,234
2013	21,961
2014	17,750
2015	12,245
Thereafter	38,225

$148,021

Rent expense was $32,771, $26,824 and $24,937 for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively.

Note 10, Acquisition

In November 2008, the Company formed a limited liability company, Mattress Discounters Group, LLC (“MDG”), for the purpose of purchasing certain assets from the bankrupt Mattress Discounters Corporation. At that time, The Company owned 75% of MDG and the Chief Executive Officer of MDG owned the remaining 25%. On December 5, 2008, MDG purchased certain assets from the bankrupt Mattress Discounters Corporation. MDG paid approximately $2,600 for the designated net assets of Mattress Discounters Corporation. MDG also assumed 73 property leases and nine executory contracts. The Company provides certain services to MDG (accounting, human resources and payroll, distribution and delivery and other services) under a management services agreement. The noncontrolling interest related to MDG is recorded in accordance with the FASB standard on non-controlling interests. (See notes 1 and 2)

The results of MDG’s operations have been included in the consolidated financial statements of the Company since December 6, 2008. The purchase price of approximately $2,600 was allocated as follows: approximately $3,000 to inventory, $300 to property, plant and equipment and liabilities assumed of $700 consisting primarily of customer deposits. Selected unaudited pro forma combined results of operations for the years ended February 28, 2009 and February 29, 2008 assuming the acquisition had occurred as of March 1, 2008 and 2007 is set forth below.

	2009	2008
Net sales	$373,447	$446,740
Net income (loss)	(15,559)	868
Basic (income) loss per share	(1.59)	0.09
Diluted income (loss) per share	(1.59)	0.09

Effective January 1, 2010, the minority interest holder purchased an additional 10% interest in MDG from the Company for approximately $400 as permitted by a December 2008 Membership Interest Option Agreement between the minority interest holder and the Company.

Note 11, Segments

The Company’s operations are classified into two operating segments: RoomStore (“RS”) and Mattress Discounters Group (“MDG”). These operating segments represent strategic business areas which operate as stand-alone companies and offer two types of home furnishings to its customers.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

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

The following table sets forth selected financial information for the two segments for the years ended February 28, 2010 and 2009. The MDG amounts for the year ended February 28, 2009 represent the operations for the period since acquisition (December 6, 2008 through February 28, 2009).

	Year Ended February 28, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$258,622	$59,509	$318,131
Interest expense	535	—	535
Depreciation and amortization	4,585	174	4,759
Income (loss) before income taxes	(11,190)	802	(10,388)
Capital expenditures	1,191	310	1,501

	Year Ended February 28, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$318,549	$9,818	$328,367
Interest expense	464	—	464
Depreciation and amortization	4,916	2	4,918
Loss before income taxes	(17,575)	(951)	(18,526)
Capital expenditures	4,015	53	4,068

The following table represents segment identifiable assets:

	February 28, 2010	February 28, 2009
RoomStore	$86,896	$91,261
Mattress Discounters	8,668	7,818
Consolidating Adjustments	(5,347)	(4,305)

Consolidated	$90,217	$94,774

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2010 and 2009 and February 29, 2008

(In thousands, except share and per share amounts)

Note 12, Subsequent Events

The following events occurred after the end of the fiscal year ending February 28, 2010:

a.	In April 2010, the Company sold its Lanham, Maryland retail store to Creative Distribution Services, LLC for $2,600 and simultaneously entered into a long-term lease for the store. The Company received $2,000 in cash from this sale and the remaining $600 will be paid in the form of free rent for the first two years of the lease.

b.	On May 27, 2010, the Company entered into a four-year, $30 million revolving credit facility with Wells Fargo Retail Bank, N.A. (“Wells Fargo”) secured by all assets of the Company. The agreement has an accordion feature which allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RoomStore, Inc.

Dated: May 28, 2010	By:	/s/ Curtis C. Kimbrell
Curtis C. Kimbrell
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Dated: May 28, 2010	By:	/s/ Curtis C. Kimbrell
Curtis C. Kimbrell
President and CEO and Director
(Principal Executive Officer)

Dated: May 28, 2010	By:	/s/ Lewis M. Brubaker
Lewis M. Brubaker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 28, 2010	By:	/s/ Robert C. Shaffner
Robert C. Shaffner
Director and Chairman of the Board

Dated: May 28, 2010	By:	/s/ Eugene I. Davis
Eugene I. Davis
Director

Dated: May 28, 2010	By:	/s/ Ronald A. Kaplan
Ronald A. Kaplan
Director

Dated: May 28, 2010	By:	/s/ N. Martin Stringer
N. Martin Stringer
Director

Index to Exhibits

Exhibit No.	Description

2.0	Third Amended and Restated Joint Liquidating Plan of Reorganization Proposed by Heilig-Meyers Company, Heilig-Meyers Furniture Company, Heilig-Meyers Furniture Company West, Inc., HMY Star, Inc., and MacSaver Financial Services, Inc., and the Official Committee of Unsecured Creditors.*

3.1	Articles of Incorporation of RoomStore, Inc., as amended and restated.*

3.2	Bylaws of RoomStore, Inc., as amended and restated.*

4.1	Specimen Stock Certificate of RoomStore, Inc.’s common stock, par value $0.01 per share.*

10.1	Loan and Security Agreement, dated June 1, 2005, between Bank of America, N.A. and RoomStore, Inc.*

10.2	Amended and Restated Credit Card Program Agreement, dated September 1, 2005, by and between HSBC Bank Nevada, N.A. and RoomStore, Inc., as amended.*

10.3	Application and Services Agreement, dated October 7, 2005, by and between Furniture.com, Inc. and RoomStore, Inc.*

10.4	Registration Rights Agreement, dated June 1, 2005, among HMY RoomStore, Inc. and the Heilig-Meyers Liquidation Trust.*

10.5	RoomStore, Inc. 2005 Stock Incentive Plan, as amended and restated.**

10.6	Form of Nonstatutory Stock Option Agreement under RoomStore, Inc. 2005 Stock Incentive Plan.**

10.7	Employment Agreement, dated June 1, 2005, between RoomStore, Inc. and Curtis C. Kimbrell.**

10.8	Management Incentive Plan.**

10.9	Severance Plan for Executive Employees.**

10.10	Supplemental Severance Plan for Senior Executive Employees.**

10.11	Form of Indemnity Agreement between RoomStore, Inc. and Directors.**

10.12	Operating Agreement for Mattress Discounters Group, LLC.*

10.13	Management Services Agreement between RoomStore, Inc. and Mattress Discounters Group, LLC.*

10.14	Credit Card Retailer Agreement, dated December 1, 2001 between Wells Fargo Financial National Bank and Mattress Discoutners.*

10.15	Deferred Compensation Plan for Non-Employee Directors.**

14	Code of Ethics.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), under the Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed under the same exhibit number with the Company’s Registration Statement on Form S-1 (Registration No. 333-158373) and incorporated herein by reference.
**	Management contract or compensatory plan or agreement of the Company, required to be filed as an exhibit. Previously filed under the same exhibit number with the Company’s Registration Statement on Form S-1 (Registration No. 333-158373) and incorporated herein by reference.