Form 10-Q
period 2010-05-31
RoomStore, Inc.
filed 2010-07-15
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-54019

ROOMSTORE, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1832498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12501 Patterson Avenue, Richmond, Virginia 23238

(Address of principal executive offices, including zip code)

(804) 784-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐ .

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 14, 2010, 9,767,555 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ROOMSTORE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	May 31,	February 28,
	2010	2010
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,714	$733
Inventories	45,125	45,005
Receivables (net of allowance for doubtful accounts: 05/31/10—$140; 02/28/10—$138)	7,626	3,947
Income taxes receivable	1,990	1,647
Prepaid expenses	3,048	3,218
Deferred income taxes	2,311	2,970

Total current assets	65,814	57,520

Property, plant and equipment, net	25,799	28,583
Other assets	5,939	4,114

Total Assets	$97,552	$90,217

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$12,756	$11,963
Accrued liabilities	23,950	19,237
Accrued income taxes	480	701
Note payable—credit facility—current portion	—	11,051
Mortgage note payable—current portion	79	77
Deferred revenue	8,296	6,161

Total current liabilities	45,561	49,190

Deferred rent	4,792	4,660
Deferred income taxes—non-current	2,311	2,970
Note payable—credit facility	14,104	—
Mortgage note payable	2,401	2,421

Total Liabilities	69,169	59,241

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 05/31/10—9,767,555; 02/28/10—9,767,574	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,599	46,599
Retained deficit	(19,625)	(17,066)

Total RoomStore, Inc. Stockholders’ Equity	27,072	29,631
Noncontrolling interest	1,311	1,345

Total Equity	28,383	30,976

Total Liabilities and Equity	$97,552	$90,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Operations

Three Months Ended May 31, 2010 and 2009

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2010	2009
Net sales	$78,609	$77,483
Cost of sales	44,170	44,625

Gross profit	34,439	32,858

Selling, general and administrative	36,838	38,338

Total operating expenses	36,838	38,338

Loss from operations	(2,399)	(5,480)

Interest expense	(143)	(127)
Other income, net	69	53

Total non-operating expense	(74)	(74)

Loss before income taxes	(2,473)	(5,554)
Income tax expense (benefit)	120	(2,148)

Net loss	(2,593)	(3,406)
Less: Net loss attributable to the noncontrolling interest	34	167

Net loss attributable to RoomStore, Inc.	$(2,559)	$(3,239)

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.26)	$(0.33)
Weighted average number of shares outstanding	9,767,557	9,770,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended May 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,593)	$(3,406)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of leasehold improvements	1,166	1,196
(Gain) loss on disposal of property and equipment	(140)	69
Deferred income tax benefit	—	(1,094)
Equity in earnings of investee	(61)	(45)
Change in operating assets and liabilities:
Accounts receivable	(3,679)	(825)
Inventories	(120)	1,751
Prepaid expenses	170	62
Other assets	(1,764)	350
Deferred revenue	2,135	856
Accounts payable	793	2,165
Accrued expenses	4,845	2,580
Income taxes receivable/Accrued income taxes	(564)	(1,455)

Net cash provided by operating activities:	188	2,204

Cash flows from investing activities:
Disposals of (additions to) property, plant and equipment, net	1,758	(193)

Net cash proved by (used in) investing activities	1,758	(193)

Cash flows from financing activities:
Proceeds from credit facility note	30,507	14,857
Payments of credit facility note	(27,454)	(14,986)
Payments of mortgage payable	(18)	(18)

Net cash provided by (used in) financing activities	3,035	(147)

Net increase in cash and cash equivalents	4,981	1,864

Cash and cash equivalents at beginning of period	733	131

Cash and cash equivalents at end of period	$5,714	$1,995

Supplemental disclosure of cash flow information:
Taxes paid	$684	$402
Interest paid	143	127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended May 31, 2010 and 2009

(In thousands, except share amounts)

(Unaudited)

	RoomStore, Inc. Stockholders Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance—March 1, 2010	9,767,574	$98	$46,599	$(17,066)	$1,345	$30,976
Net loss	—	—	—	(2,559)	(34)	(2,593)
Common stock retired	(19)	—	—	—	—	—

Balance—May 31, 2010	9,767,555	$98	$46,599	$(19,625)	$1,311	$28,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 67 stores (as of May 31, 2010) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishing through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company is a 65% owner of Mattress Discounters Group, LLC (“MDG”) which operates 80 mattress stores (as of May 31, 2010) in the states of Delaware, Maryland, Virginia and Alabama and in the District of Columbia.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010. These statements do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended February 28, 2010 included in Form 10-K. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2, Accrued Liabilities

Accrued liabilities consists of the following at May 31, 2010 and February 28, 2010:

	May 31,	February 28,
	2010	2010
Accrued compensation and benefits	$2,869	$1,724
Accrued advertising	4,400	2,970
Deferred warranty revenue	2,049	2,122
Mattress warranty reserve	648	643
Customer deposits	8,534	6,167
Sales tax payable	2,019	2,012
Other accrued liabilities	3,431	3,599

	$23,950	$19,237

Note 3, Credit Arrangements

On May 27, 2010, we entered into a four-year, $30 million revolving credit facility with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At May 31, 2010, there were outstanding borrowings of $14.0 million under the new Wells Fargo credit facility with an interest rate of 5.25%. At February 28, 2010, there were outstanding borrowings of $11.1 million under the Bank of America facility.

Note 4, Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended May 31, 2010 and 2009:

	2010	2009
Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(2,559)	$(3,239)

Denominator:
Weighted average shares for basic earnings per share	9,767,557	9,770,414
Effect of dilutive securities for employee stock options	—	—

	9,767,557	9,770,414

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.26)	$(0.33)

For the three months ended May 31, 2010 and 2009, stock options to purchase 1,567,034 common shares were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

Note 5, Segment Information

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

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

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

The following table sets forth selected financial information for the two segments for the three months ended May 31, 2010 and 2009.

	Three Months Ended May 31, 2010
		Mattress
	RoomStore	Discounters	Consolidated
Net sales	$64,558	$14,051	$78,609
Interest expense	143	—	143
Depreciation and amortization	1,118	48	1,166
Loss before income taxes	(2,375)	(98)	(2,473)
Capital expenditures	166	81	247

	Three Months Ended May 31, 2009
		Mattress
	RoomStore	Discounters	Consolidated
Net sales	$64,880	$12,603	$77,483
Interest expense	127	—	127
Depreciation and amortization	1,193	3	1,196
Loss before income taxes	(4,886)	(668)	(5,554)
Capital expenditures	162	31	193

The following table represents segment identifiable assets:

	May 31,	February 28,
	2010	2010
RoomStore	$88,820	$86,896
Mattress Discounters	11,283	8,668
Consolidating Adjustments	(2,551)	(5,347)

Consolidated	$97,552	$90,217

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

Note 6, Subsequent Events

The Company has evaluated all events that occurred as of and through the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission and made available to the public. The Management of the Company determined there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended February 28, 2010 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 28, 2010. This discussion contains certain forward-looking statements, which are based on management’s current expectations, estimates and projections about our business. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Such risks and uncertainties include the difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending and adversely affect our financial condition, competition in the home furnishings industry that limits our ability to adjust our product prices, our loan agreement covenants triggered when borrowings exceed a specified level that may make it more difficult to operate our business, actions that may be required to satisfy our obligations to our asset-based lender if we are not able to generate sufficient cash to service all our indebtedness, and changes in foreign countries from which we obtain 70% of our merchandise that may affect our operations, as well as the other factors discussed under the “Risk Factors” section.

Any forward-looking statement that we make speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 26, 2010 by Furniture Today. We operate 60 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and five clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which operates 78 Mattress Discounters stores in Delaware, Maryland, Virginia, Alabama and the District of Columbia as of July 14, 2010.

Since the acquisition of certain Mattress Discounter’s assets on December 5, 2008 by MDG, we conduct our business as two operating segments: the RoomStore segment (“RS”) and the Mattress Discounters segment (“MDG”). The RS segment sells home furnishings and accessories through RoomStore retail stores and internet operations. The MDG segment sells mattresses and bedding products through Mattress Discounters retail stores and internet operations. RS and MDG do not sell merchandise in the same retail locations, except for one store in Alabama, but do share some office and distribution and delivery facilities. Expenses in these shared areas are segregated based on a services agreement.

Our Company continues to be severely impacted by the financial crisis in the United States and abroad as sales volumes continue to be below historical levels. Management has continued to evaluate operating strategies, costs and infrastructure and has made adjustments where warranted to help us through these difficult times.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its Form 10-K filed with the SEC on May 28, 2010.

Results of Operations

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the three months ended May 31, 2010 and 2009:

	2010		2009
		% of		% of
	Dollars	Net sales	Dollars	Net sales
	(In thousands except share amounts)
Net sales	$78,609	100.0%	$77,483	100.0%
Cost of sales	44,170	56.2%	44,625	57.6%

Gross profit	34,439	43.8%	32,858	42.4%

Selling, general and administrative	36,838	46.9%	38,338	49.5%

Total operating expenses	36,838	46.9%	38,338	49.5%

Loss from operations	(2,399)	-3.1%	(5,480)	-7.1%
Interest expense	(143)	-0.2%	(127)	-0.2%
Other income, net	69	0.1%	53	0.1%

Total non-operating expense	(74)	-0.1%	(74)	-0.1%

Loss before income taxes	(2,473)	-3.2%	(5,554)	-7.2%
Income tax expense (benefit)	120	0.1%	(2,148)	-2.8%

Net loss	(2,593)	-3.3%	(3,406)	-4.4%
Less: Net loss attributable to the noncontrolling interest	34	0.0%	167	0.2%

Net loss attributable to RoomStore, Inc.	$(2,559)	-3.3%	$(3,239)	-4.2%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.26)		$(0.33)
Weighted average number of diluted shares outstanding	9,767,557		9,770,414

Overall, the three months ended May 31, 2010 showed an improvement over the same period in 2009 for both revenues and expenses. Net sales were $78.6 million and $77.5 million for the three months ended May 31, 2010 and 2009, respectively and selling, general and administrative expenses were $36.8 million and $38.3 million, respectively for the same periods. Loss before income taxes was $2.5 million and $5.6 million for the three months ended May 31, 2010 and 2009, respectively.

Net Sales

Net sales for the three months ended May 31, 2010 were $78.6 million compared to $77.5 million for the three months ended May 31, 2009, an increase of $1.1 million or 1.5%. Comparable RoomStore segment store merchandise sales for the three months ended May 31, 2010 increased approximately $200,000, or 0.3% compared to the three months ended May 31, 2009 and add-on sales (delivery fees and merchandise protection products) increased approximately $650,000 or 12.7% for the same periods. Comparable MDG segment store sales for the three months ended May 31, 2010 increased approximately $825,000, or 6.8% compared to the three months ended May 31, 2009.

The Company’s sales are still negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry, but new advertising initiatives are being implemented to help draw customers into the stores as the economy starts to improve. RoomStore had 67 stores at May 31, 2010 and 70 stores at May 31, 2009. MDG had 80 stores at May 31, 2010 and 73 stores at May 31, 2009.

Gross Profit

Gross profit for the three months ended May 31, 2010 was $34.4 million compared to $32.9 million for the three months ended May 31, 2009 and the Company gross profit margin was 43.8% and 42.4%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 42.7% for the three months ended May 31, 2010 compared to 42.3% for the three months ended May 31, 2010. The increase in the margin was a result of decreased costs for delivery due to changes in our delivery operations to more outside contractors and a reduction in fuel costs. MDG gross profit margins were 49.0% for the three months ended May 31, 2010 compared to 42.1% for the three months ended May 31, 2009. The lower margin for MDG in the FY10 quarter is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise to make room for a new bedding line-up.

The RoomStore segment furniture margin increased slightly to 47.5% for the three months ended May 31, 2010 from 47.1% for the same period in the previous year. MDG bedding margins were 51.8% for the three months ended May 31, 2010 and were 43.1% for the three months ended May 31, 2009. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs decreased to $36.8 million for the three months ended May 31, 2010 from $38.3 million for the three months ended May 31, 2009, and as a percentage of sales decreased to 46.9% from 49.5%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down $2.5 million for the three months ended May 31, 2010 versus the same period last year. Self insurance costs were approximately $935,000 and $1.6 million for the three months ended May 31, 2010 and 2009. There was a decrease in health insurance claims costs for the year-over-year period but an increase in workers compensation claims.

Total salaries were down approximately $760,000 for the three months ended May 31, 2010 compared to the same period in 2009 although commissions paid to sales personnel are up slightly consistent with the increase in sales volume. The decrease in total salaries is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. In addition, some of the delivery operations are being outsourced which also resulted in lower salary costs.

MDG segment costs were up approximately $1.0 million to $7.0 million for the three months ended May 31, 2010. Costs were up in almost all areas of the MDG segment, especially salaries ($370,000), advertising ($350,000) and rent ($140,000), mainly as a result of opening seven new stores and changing the advertising program.

Non-Operating Income and Expense

Interest expense increased 12.6% to $143,000 for the three months ended May 31, 2010 from $127,000 for the prior year period, mainly as a result of additional borrowing to cover operations. MDG operations had no effect on the interest expense for the three months ended May 31, 2010 or 2009.

Income Tax Expense (Benefit)

There was an income tax expense of $120,000 for the three months ended May 31, 2010 compared to an income tax benefit of $2.1 million for the same period in fiscal 2010. The effective tax rate for the three months ended May 31, 2010 and 2009 was (4.9)% and 39.9%, respectively. The tax expense in FY11 represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the income tax benefit for fiscal 2011 tax losses which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.26) for the three months ended May 31, 2010 and $(0.33) for the same period of fiscal 2010. For the three months ended May 31, 2010, there was a pre- tax loss of $2.4 million for the RoomStore segment and a pre-tax loss of $98,000 for the MDG segment. For the three months ended May 31, 2009, there was a pre- tax loss of $4.9 million for the RoomStore segment and a pre-tax loss of $668,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the three months ended May 31, 2010 and 2009.

Liquidity and Financial Position

Liquidity

Cash and cash equivalents at May 31, 2010 was $5.7 million compared to $733,000 at February 28, 2010. Net cash provided by operations was $188,000 for the three months ended May 31, 2010 and $2.2 million for the FY10 period. MDG provided $282,000 net cash for the three months ended May 31, 2010 and $2.2 million for the FY10 period. The RoomStore segment was negatively impacted by the net loss of $1.4 million and $2.9 million for the three months ended May 31, 2010 and 2009, respectively. The loss for the three months ended May 31, 2010 and 2009 is a result of the continued weak retail economy in the United States and particularly in the furniture industry.

Net cash provided by investing activities was $1.8 million for the three months ended May 31, 2010 and net cash used by investing activities was $193,000 for the FY10 period. In April 2010, the Company sold its Lanham, Maryland retail store to Creative Distribution Services, LLC for $2.6 million, of which $2.0 million was paid in cash and is reflected in the May 31, 2010 cash provided by investing activities. The remaining $600,000 was recorded as a note receivable and a deferred gain. The note receivable will be payable over two years and the deferred gain will be recognized over the life of the 10-year lease.

The Company’s credit facility with Bank of America, N.A. expired on May 31, 2010 and a new credit facility agreement was entered into with Wells Fargo Retail Bank, N.A. (“Wells Fargo”). On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility. Due to this credit facility change-over, both borrowings and repayments of the credit facility loan are higher than what normally would be shown in the statement of cash flows. Net borrowings under the facility were $3.1 million for the three months ended May 31, 2010 and net repayments were $129,000 for the three months ended May 31, 2009. See Financing and Debt.

The increase in cash to $5.7 million at May 31, 2010 from $733,000 at February 28, 2010 was due to timing of the financing. The new facility with Wells Fargo closed on May 27, 2010 and due to the timing at the end of the month, additional borrowings were made on the Bank of America facility before the closing to cover any cash needs that might have arisen during the transition period and repayments were not made until June.

Two significant factors have impacted our cash flow over the past few years: increased competition and decreased consumer spending due to the recession. Furniture sales are closely linked to housing sales and as the housing markets peaked in 2005 and have fallen steadily since then, our sales have tracked this decline. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to continue to be tight through the remainder of fiscal 2011. To address this situation, the Company has carefully reviewed, and continues to review, all operational expenses. Based on this review process, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced inventory levels, reduced salaries and benefits and has reduced personnel. Sources of liquidity during the remainder of fiscal 2011 will continue to be from operations, the use of the credit facility and tax refunds from the loss carry-back generated by the losses experienced in fiscal 2009 and 2010, which the Company believes will be sufficient.

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

Financial Position

Receivables increased by $3.7 million, or 93.2%, to a total of $7.6 million at May 31, 2010 from the balance at February 28, 2010. This increase was primarily a result of timings of payments from third party financing and credit card companies at May 31, 2010. The Memorial Day sale is one of the biggest sales events for the Company and with the holiday being on the last day of the month this year, the majority of the sales were not delivered until June and payments from the credit companies were not received until the beginning of the following month.

Property, plant and equipment decreased $2.8 million mainly as a result of the sale of the Lanham, Maryland retail store to Creative Distribution Services, LLC in April 2010.

Accrued liabilities increased $4.7 million, or 24.5% to $24.0 million at May 31, 2010 from the balance at February 28, 2010. This increase is mainly due to increases in accrued compensation and benefits, accrued advertising and customer deposits related to merchandise orders placed but not yet delivered at the end of each period.

Deferred revenue increased $2.1 million, or 34.7% to $8.3 million at May 31, 2010 from the balance at February 28, 2010. This increase is mainly due to the deferred revenues related to the Memorial Day sales event that were not delivered until June and the deferred gain of $600,000 related to the sale of the Lanham, Maryland building.

Financing and Debt

On May 27, 2010, we entered into a four-year, $30 million revolving credit facility with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement has a feature which allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At May 31, 2010, there were outstanding borrowings of $14.0 million under the new Wells Fargo credit facility. At February 28, 2010, there were outstanding borrowings of $11.1 million under the Bank of America facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in the discussion of “Quantitative and Qualitative Disclosures About Market Risk” in Form 10-K in the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated herein by reference. Since the date of the filing of the Form 10-K, there have been no material changes to our market risks or to our management of such risks.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Form 10-K, which we filed on May 28, 2010. The risks described in this Form 10-Q and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

Item 6. Exhibits

The index to exhibits appears on page 16 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc.

(Registrant)

Date: July 15, 2010

By:  /s/  Curtis C. Kimbrell

        Curtis C. Kimbrell

        President and Chief Executive Officer

        (Principal Executive Officer)

Date: July 15, 2010

By:  /s/  Lewis M. Brubaker, Jr.

        Lewis M. Brubaker, Jr.

        Senior Vice President and Chief Financial Officer

        (Principal Finance and Accounting Officer)

Index To Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

10.1	Loan and Security Agreement, dated May 27, 2010, between Wells Fargo Retail Bank, N.A. and RoomStore, Inc.*

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), under the Exchange Act of 1934.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith