Form 10-Q
period 2010-08-31
RoomStore, Inc.
filed 2010-10-15
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 13, 2010, 9,767,555 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ROOMSTORE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31, 2010	February 28, 2010
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,828	$733
Inventories	47,976	45,005
Receivables (net of allowance for doubtful accounts: 08/31/10 - $122; 02/28/10 - $138)	2,277	3,947
Income taxes receivable	1,990	1,647
Prepaid expenses	3,473	3,218
Deferred income taxes	2,878	2,970

Total current assets	63,422	57,520

Property, plant and equipment, net	24,908	28,583
Other assets	6,004	4,114

Total Assets	$94,334	$90,217

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$16,083	$11,963
Accrued liabilities	18,239	19,237
Accrued income taxes	455	701
Note payable - credit facility - current portion	8,000	11,051
Mortgage note payable - current portion	80	77
Deferred revenue	6,008	6,161

Total current liabilities	48,865	49,190

Deferred rent	4,929	4,660
Deferred income taxes - non-current	2,878	2,970
Note payable - credit facility	6,828	—
Mortgage note payable	2,380	2,421

Total Liabilities	65,880	59,241

Commitments and Contingencies

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 08/31/10 - 9,767,555; 02/28/10 - 9,767,574	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,599	46,599
Retained deficit	(19,690)	(17,066)

Total RoomStore, Inc. Stockholders’ Equity	27,007	29,631
Noncontrolling interest	1,447	1,345

Total Equity	28,454	30,976

Total Liabilities and Equity	$94,334	$90,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Consolidated Statements of Operations

Three and Six Months Ended August 31, 2010 and 2009

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Net sales	$91,982	$81,625	$170,591	$159,108
Cost of sales	51,759	46,503	96,507	91,721

Gross profit	40,223	35,122	74,084	67,387

Selling, general and administrative	39,910	36,157	76,170	73,902

Total operating expenses	39,910	36,157	76,170	73,902

Income (loss) from operations	313	(1,035)	(2,086)	(6,515)

Interest expense	(200)	(142)	(343)	(269)
Other income, net	110	102	179	155

Total non-operating expense	(90)	(40)	(164)	(114)

Income (loss) before income taxes	223	(1,075)	(2,250)	(6,629)
Income tax expense (benefit)	112	175	232	(1,973)

Net income (loss)	111	(1,250)	(2,482)	(4,656)
Less: Net income attributable to the noncontrolling interest	(176)	(212)	(142)	(45)

Net loss attributable to RoomStore, Inc.	$(65)	$(1,462)	$(2,624)	$(4,701)

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.01)	$(0.15)	$(0.27)	$(0.48)
Weighted average number of shares outstanding	9,767,555	9,770,414	9,767,556	9,770,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended August 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(2,482)	$(4,656)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvements	2,308	2,348
(Gain) loss on disposal of property and equipment	(116)	92
Deferred income tax benefit	—	(1,997)
Equity in earnings of investee	(169)	(136)
Change in operating assets and liabilities:
Accounts receivable	1,670	(1,648)
Inventories	(2,971)	2,264
Prepaid expenses	(255)	(271)
Other assets	(1,761)	(177)
Deferred revenue	(153)	1,735
Accounts payable	4,120	2,798
Accrued expenses	(729)	(1,378)
Income taxes receivable/Accrued income taxes	(589)	3,670

Net cash provided by (used in) operating activities	(1,127)	2,644

Cash flows from investing activities:
Disposals of (additions to) property, plant and equipment, net	1,483	(415)

Net cash provided by (used in) investing activities	1,483	(415)

Cash flows from financing activities:
Proceeds from credit facility note	107,846	31,839
Payments of credit facility note	(104,069)	(30,110)
Payments of mortgage payable	(38)	(36)

Net cash provided by financing activities	3,739	1,693

Net increase in cash and cash equivalents	4,095	3,922

Cash and cash equivalents at beginning of period	733	131

Cash and cash equivalents at end of period	$4,828	$4,053

Supplemental disclosure of cash flow information:
Taxes paid (refunds received)	$791	$(3,645)
Interest paid	315	269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended August 31, 2010

(In thousands, except share amounts)

(Unaudited)

	RoomStore, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Noncontrolling Interest	Total Equity
	Shares	Amounts

Balance - March 1, 2010	9,767,574	$98	$46,599	$(17,066)	$1,345	$30,976
Net income (loss)	—	—	—	(2,624)	142	(2,482)
Capital distribution	—	—	—	—	(40)	(40)
Common stock retired	(19)	—	—	—	—	—

Balance - August 31, 2010	9,767,555	$98	$46,599	$(19,690)	$1,447	$28,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 66 stores (as of August 31, 2010) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishings through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company owns 65% of Mattress Discounters Group, LLC (“MDG”) which operates 79 mattress stores (as of August 31, 2010) in the states of Delaware, Maryland, Virginia and Alabama and in the District of Columbia.

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

Note 2, Accrued Liabilities

Accrued liabilities consists of the following at August 31, 2010 and February 28, 2010:

	August 31, 2010	February 28, 2010
Accrued compensation and benefits	$1,661	$1,724
Accrued advertising	2,766	2,970
Deferred warranty revenue	1,951	2,122
Mattress warranty reserve	627	643
Customer deposits	4,999	6,167
Sales tax payable	1,947	2,012
Other accrued liabilities	4,288	3,599

	$18,239	$19,237

Note 3, Credit Arrangements

On May 27, 2010, we entered into a four-year, $30 million revolving credit facility with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings from proceeds under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At August 31, 2010, there were $8,000 of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 3.29% and a maturity date of September 8, 2010. At maturity, the LIBOR loan rolled over into a new loan with a current maturity date of October 11, 2010. There was also an additional $6,828 in borrowings outstanding under the variable rate portion of the credit facility at August 31, 2010, which is due no later than April 30, 2014 but may be repaid earlier. Remaining borrowing availability at August 31, 2010 was approximately $3,800. At February 28, 2010, there were outstanding borrowings of $11,051 under the Bank of America facility.

Note 4, Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended August 31, 2010 and 2009:

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(65)	$(1,462)	$(2,624)	$(4,701)

Denominator:
Weighted average shares for basic earnings per share	9,767,555	9,770,414	9,767,556	9,770,414
Effect of dilutive securities for employee stock options	—	—	—	—

	9,767,555	9,770,414	9,767,556	9,770,414

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.01)	$(0.15)	$(0.27)	$(0.48)

For the three and six months ended August 31, 2010 and 2009, stock options to purchase 1,567,034 common shares were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2010 and 2009

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

The following table sets forth selected financial information for the two segments for the three and six months ended August 31, 2010 and 2009.

	Three Months Ended August 31, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$73,977	$18,005	$91,982
Interest expense	200	—	200
Depreciation and amortization	1,095	47	1,142
Income (loss) before income taxes	(311)	534	223
Capital expenditures	224	73	297

	Three Months Ended August 31, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$64,622	$17,003	$81,625
Interest expense	142	—	142
Depreciation and amortization	1,144	8	1,152
Income (loss) before income taxes	(1,921)	846	(1,075)
Capital expenditures	183	36	219

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended August 31, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$138,535	$32,056	$170,591
Interest expense	343	—	343
Depreciation and amortization	2,213	95	2,308
Income (loss) before income taxes	(2,686)	436	(2,250)
Capital expenditures	390	154	544

	Six Months Ended August 31, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$129,502	$29,606	$159,108
Interest expense	269	—	269
Depreciation and amortization	2,337	11	2,348
Income (loss) before income taxes	(6,807)	178	(6,629)
Capital expenditures	348	67	415

The following table represents segment identifiable assets:

	August 31, 2010	February 28, 2010
RoomStore	$86,591	$86,896
Mattress Discounters	10,223	8,668
Consolidating Adjustments	(2,480)	(5,347)

Consolidated	$94,334	$90,217

Note 6, Subsequent Events

The Company has evaluated all events that occur as of and through the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission and made available to the public. The Management of the Company determined there were no reportable subsequent events to be disclosed.

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

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 26, 2010 by Furniture Today. We currently operate 58 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and five clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which currently operates 76 Mattress Discounters stores in Delaware, Maryland, Virginia, Alabama and the District of Columbia.

Since the acquisition of certain Mattress Discounters’ assets on December 5, 2008 by MDG, we conduct our business as two operating segments: the RoomStore segment (“RS”) and the Mattress Discounters segment (“MDG”). The RS segment sells home furnishings and accessories through RoomStore retail stores and internet operations. The MDG segment sells mattresses and bedding products through Mattress Discounters retail stores and internet operations. RS and MDG do not sell merchandise in the same retail locations, except for one store in Alabama, but do share some office and distribution and delivery facilities. Expenses in these shared areas are segregated based on a services agreement.

Our Company continues to be severely impacted by the economic recession as sales volumes continue to be below historical levels. Sales volumes have also been negatively affected by the customers’ difficulty in obtaining third party financing in the current credit market environment. Management has continued to evaluate operating strategies, costs and infrastructure and has made adjustments where warranted to help us through these difficult times.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its Form 10-K filed with the SEC on May 28, 2010.

Results of Operations

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the three months ended August 31, 2010 and 2009:

	2010		2009
	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$91,982	100.0%	$81,625	100.0%
Cost of sales	51,759	56.3%	46,503	57.0%

Gross profit	40,223	43.7%	35,122	43.0%

Selling, general and administrative	39,910	43.4%	36,157	44.3%

Total operating expenses	39,910	43.4%	36,157	44.3%

Income (loss) from operations	313	0.3%	(1,035)	-1.3%

Interest expense	(200)	-0.2%	(142)	-0.1%
Other income, net	110	0.1%	102	0.1%

Total non-operating expense	(90)	-0.1%	(40)	0.0%

Income (loss) before income taxes	223	0.2%	(1,075)	-1.3%
Income tax expense	112	0.1%	175	0.2%

Net income (loss)	111	0.1%	(1,250)	-1.5%
Less: Net income attributable to the noncontrolling interest	(176)	-0.2%	(212)	-0.3%

Net loss attributable to RoomStore, Inc.	$(65)	-0.1%	$(1,462)	-1.8%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.01)		$(0.15)
Weighted average number of diluted shares outstanding	9,767,555		9,770,414

Overall, the three months ended August 31, 2010 showed an improvement over the same period in 2009. Net sales were $92.0 million and $81.6 million for the three months ended August 31, 2010 and 2009, respectively and selling, general and administrative expenses were $39.9 million and $36.2 million, respectively for the same periods. Income (loss) from operations was income of $313,000 and a loss of $1.0 million for the three months ended August 31, 2010 and 2009, respectively.

Net Sales

Net sales for the three months ended August 31, 2010 were $92.0 million compared to $81.6 million for the three months ended August 31, 2009, an increase of $10.4 million or 12.7%. We believe the increase in sales is partially a result of new advertising campaigns and marketing strategies. Comparable RoomStore segment store merchandise sales for the three months ended August 31, 2010 increased approximately $9.2 million, or 15.8%, compared to the three months ended August 31, 2009 and add-on sales (delivery fees and merchandise protection products) increased approximately $1.0 million or 19.5% for the same periods. Comparable MDG segment store sales for the three months ended August 31, 2010 remained flat compared to the three months ended August 31, 2009.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry, but new advertising initiatives are being implemented to help draw customers into the stores as the economy starts to improve. RoomStore had 66 stores at August 31, 2010 and 68 stores at August 31, 2009. MDG had 79 stores at August 31, 2010 and 74 stores at August 31, 2009.

Gross Profit

Gross profit for the three months ended August 31, 2010 was $40.2 million compared to $35.1 million for the three months ended August 31, 2009 and the Company gross profit margin was 43.7% and 43.0%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 42.2% for the three months ended August 31, 2010 compared to 42.8% for the three months ended August 31, 2009. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs. In addition, some of the delivery operations are being outsourced which resulted in lower warehouse and delivery salary costs offset by an increase in outside contractor delivery costs. MDG gross profit margins were 49.9% for the three months ended August 31, 2010 compared to 43.8% for the three months ended August 31, 2009. The lower margin for MDG in the 2009 quarter is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise to make room for a new bedding line-up.

The RoomStore segment furniture margin decreased to 47.0% for the three months ended August 31, 2010 from 48.6% for the same period in the previous year. The decrease in the current year is partially attributable to liquidation sales at two stores that were closing in the Dallas area and also lower sales prices related to a new advertising campaign. MDG bedding margins were 52.6% for the three months ended August 31, 2010 and were 46.9% for the three months ended August 31, 2009. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs increased to $39.9 million for the three months ended August 31, 2010 from $36.2 million for the three months ended August 31, 2009, and as a percentage of sales decreased to 43.4% from 44.3%.

RoomStore segment costs were up $1.9 million, or 6.4%, for the three months ended August 31, 2010 versus the same period last year. This increase was mainly due to increases in variable costs related to the increase in sales for the same period. Discount fees paid by the Company for third party customer financing were $2.6 million for the three months ended August 31, 2010 compared to $1.6 million for the three months ended August 31, 2009, an increase of 64.1%. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer.

Total salaries increased approximately $535,000, or 6.0%, for the three months ended August 31, 2010 compared to the same period in 2009. Commissions paid to sales personnel increased 19.4% as a result of the increase in sales volume, offset by a decrease in fixed salaries during the same period. The decrease in fixed salaries is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $1.5 million and $1.2 million for the three months ended August 31, 2010 and 2009, respectively. There was a decrease in health insurance claims costs for the year-over-year period but an increase in workers compensation claims.

MDG segment costs were up approximately $1.8 million to $8.5 million for the three months ended August 31, 2010. Costs were up in almost all areas of the MDG segment, especially salaries ($129,000), advertising ($1.2 million), customer financing ($107,000) and rent ($125,000), mainly as a result of opening new stores and increased sales and marketing campaigns.

Non-Operating Income and Expense

Interest expense increased 40.8% to $200,000 for the three months ended August 31, 2010 from $142,000 for the prior year period, mainly as a result of additional borrowing to cover operations and increased interest rates related to the new credit facility. MDG operations had no effect on the interest expense for the three months ended August 31, 2010 or 2009.

Income Tax Expense

There was income tax expense of $112,000 for the three months ended August 31, 2010 and $175,000 for the same period in fiscal 2010. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for fiscal 2011 which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.01) for the three months ended August 31, 2010 and $(0.15) for the same period of fiscal 2010. For the three months ended August 31, 2010, there was a pre- tax loss of $311,000 for the RoomStore segment and pre-tax income of $534,000 for the MDG segment. For the three months ended August 31, 2009, there was a pre- tax loss of $1.9 million for the RoomStore segment and pre-tax income of $846,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the three months ended August 31, 2010 and 2009.

Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the six months ended August 31, 2010 and 2009:

	2010		2009
		% of		% of
	Dollars	Net sales	Dollars	Net sales
	(In thousands except share amounts)
Net sales	$170,591	100.0%	$159,108	100.0%
Cost of sales	96,507	56.6%	91,721	57.6%

Gross profit	74,084	43.4%	67,387	42.4%

Selling, general and administrative	76,170	44.6%	73,902	46.4%

Total operating expenses	76,170	44.6%	73,902	46.4%

Loss from operations	(2,086)	-1.2%	(6,515)	-4.0%

Interest expense	(343)	-0.2%	(269)	-0.2%
Other income, net	179	0.1%	155	0.1%

Total non-operating expense	(164)	-0.1%	(114)	-0.1%

Loss before income taxes	(2,250)	-1.3%	(6,629)	-4.1%
Income tax expense (benefit)	232	0.1%	(1,973)	-1.2%

Net loss	(2,482)	-1.4%	(4,656)	-2.9%
Less: Net income attributable to the noncontrolling interest	(142)	-0.1%	(45)	0.0%

Net loss attributable to RoomStore, Inc.	$(2,624)	-1.5%	$(4,701)	-2.9%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.27)		$(0.48)
Weighted average number of diluted shares outstanding	9,767,556		9,770,414

Overall, the six months ended August 31, 2010 showed an improvement over the same period in 2009. Net sales were $170.6 million and $159.1 million for the six months ended August 31, 2010 and 2009, respectively and selling, general and administrative expenses were $76.2 million and $73.9 million, respectively for the same periods. Loss from operations was $2.1 million and $6.5 million for the six months ended August 31, 2010 and 2009, respectively.

Net Sales

Net sales for the six months ended August 31, 2010 were $170.6 million compared to $159.1 million for the six months ended August 31, 2009, an increase of $11.5 million or 7.2%. We believe the increase in sales is partially a result of new advertising campaigns and marketing strategies. Comparable RoomStore segment store merchandise sales for the six months ended August 31, 2010 increased approximately $9.4 million, or 8.1%, compared to the six months ended August 31, 2009 and add-on sales (delivery fees and merchandise protection products) increased approximately $1.7 million or 16.2% for the same periods. Comparable MDG segment store sales for the six months ended August 31, 2010 increased approximately $700,000, or 2.5%, compared to the six months ended August 31, 2009.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry, but new advertising initiatives are being implemented to help draw customers into the stores as the economy starts to improve. RoomStore had 66 stores at August 31, 2010 and 68 stores at August 31, 2009. MDG had 79 stores at August 31, 2010 and 74 stores at August 31, 2009.

Gross Profit

Gross profit for the six months ended August 31, 2010 was $74.1 million compared to $67.4 million for the six months ended August 31, 2009 and the Company gross profit margin was 43.4% and 42.4%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 42.0% for the six months ended August 31, 2010 compared to 42.2% for the six months ended August 31, 2009. The slight decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs. In addition, some of the delivery operations are being outsourced which resulted in lower warehouse and delivery salary costs offset by an increase in outside contractor delivery costs. MDG gross profit margins were 49.5% for the six months ended August 31, 2010 compared to 43.1% for the six months ended August 31, 2009. The lower margin for MDG in the fiscal 2010 period is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise to make room for a new bedding line-up.

The RoomStore segment furniture margin decreased to 47.2% for the six months ended August 31, 2010 from 47.9% for the same period in the previous year. MDG bedding margins were 52.3% for the six months ended August 31, 2010 and were 45.3% for the six months ended August 31, 2009. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs increased to $76.2 million for the six months ended August 31, 2010 from $73.9 million for the six months ended August 31, 2009, and as a percentage of sales decreased to 44.6% from 46.4%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down approximately $600,000 for the six months ended August 31, 2010 versus the same period last year. There was an increase in variable costs related to the increased sales levels which offset the decrease in other operational costs. Discount fees paid by the Company for third party customer financing were $4.1 million for the six months ended August 31, 2010 compared to $3.1 million for the six months ended August 31, 2009, an increase of 33.8%. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer.

Total salaries were down approximately $175,000 for the six months ended August 31, 2010 compared to the same period in 2009. Commissions paid to sales personnel increased approximately $800,000, or 11.3% as a result of the increase in sales volume and fixed salaries decreased during the same period. The decrease in fixed salaries is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $2.4 million and $2.8 million for the six months ended August 31, 2010 and 2009, respectively. There was a decrease in health insurance claims costs for the year-over-year period but an increase in workers compensation claims.

MDG segment costs were up approximately $2.9 million to $12.6 million for the six months ended August 31, 2010. Costs were up in almost all areas of the MDG segment, especially salaries ($500,000), advertising ($1.6 million), customer financing ($160,000) and rent ($270,000), mainly as a result of opening new stores and increased sales and marketing campaigns.

Non-Operating Income and Expense

Interest expense increased 27.5% to $343,000 for the six months ended August 31, 2010 from $269,000 for the prior year period, mainly as a result of additional borrowing to cover operations and higher interest rates with the new credit facility. MDG operations had no effect on the interest expense for the six months ended August 31, 2010 or 2009.

Income Tax Expense (Benefit)

There was an income tax expense of $232,000 for the six months ended August 31, 2010 compared to an income tax benefit of $2.0 million for the same period in fiscal 2010. The effective tax rate for the six months ended August 31, 2010 and 2009 was (9.7)% and 29.6%, respectively. The tax expense in fiscal 2011 represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for fiscal 2011 which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.27) for the six months ended August 31, 2010 and $(0.48) for the same period of fiscal 2010. For the six months ended August 31, 2010, there was a pre-tax loss of $2.7 million for the RoomStore segment and pre-tax income of $436,000 for the MDG segment. For the six months ended August 31, 2009, there was a pre-tax loss of $6.8 million for the RoomStore segment and pre-tax income of $178,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the six months ended August 31, 2010 and 2009.

Liquidity and Financial Position

Liquidity

Cash and cash equivalents at August 31, 2010 was $4.8 million compared to $733,000 at February 28, 2010. Net cash used in operating activities was $1.1 million for the six months ended August 31, 2010 and net cash provided by operating activities was $2.6 million for the prior year period. MDG provided $1.8 million net cash for the six months ended August 31, 2010 and $3.4 million for the prior year period. The RoomStore segment was negatively impacted by the net loss of $2.9 million and $4.8 million for the six months ended August 31, 2010 and 2009, respectively. The loss for the six months ended August 31, 2010 and 2009 is a result of the continued weak retail economy in the United States and particularly in the furniture industry.

Net cash provided by investing activities was $1.5 million for the six months ended August 31, 2010 and net cash used by investing activities was $415,000 for the prior year period. In April 2010, the Company sold its Lanham, Maryland retail store building to Creative Distribution Services, LLC for $2.6 million in a sale-leaseback transaction, of which $2.0 million was paid in cash and is reflected in the August 31, 2010 cash provided by investing activities. The remaining $600,000 was recorded as a note receivable and a deferred gain. The note receivable will be payable over two years and the deferred gain will be recognized over the life of the 10-year lease.

The Company’s credit facility with Bank of America, N.A. expired on May 31, 2010 and a new credit facility agreement was entered into with Wells Fargo Retail Bank, N.A. (“Wells Fargo”). On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility. Due to this credit facility change-over, both borrowings and repayments of the credit facility loan are higher than what normally would be shown in the statement of cash flows. Also, under the new facility, Wells Fargo drafts the Company’s accounts each day for repayments and then the Company requests new borrowings as needed for each day. Net borrowings under the two facilities were $3.8 million for the six months ended August 31, 2010 and $1.7 million for the six months ended August 31, 2009. See Financing and Debt.

The increase in cash to $4.8 million at August 31, 2010 from $733,000 at February 28, 2010 was mainly due to the level of cash held at the different financial institutions by RoomStore and MDG. RoomStore’s corporate bank accounts were moved to Wells Fargo after the new credit facility was entered into and MDG’s corporate accounts were left at the previous institution. At February 28, 2010, RoomStore’s net overdrafts on that day were offset by MDG’s positive cash position whereas at August 31, 2010, RoomStore’s net overdrafts were not offset by MDG’s positive cash position and were reclassified to accounts payable on the balance sheet.

Two significant factors have impacted our cash flow over the past few years: increased competition and decreased consumer spending due to the recession. Furniture sales are closely linked to housing sales and as the housing markets peaked in 2005 and have fallen steadily since then, our sales have tracked this decline. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to continue to be tight through the remainder of fiscal 2011. To address this situation, the Company has carefully reviewed, and continues to review, all operational expenses. Based on this review process, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced inventory levels, reduced salaries and benefits and has reduced personnel. Sources of liquidity during the remainder of fiscal 2011 will continue to be from operations, the use of the credit facility and tax refunds from the loss carry-back generated by the losses experienced in fiscal 2009 and 2010, which the Company believes will be sufficient. Remaining borrowing availability under the credit facility was approximately $3.8 million at August 31, 2010.

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

Financial Position

Inventories increased by $3.0 million, or 6.6%, to a total of $48.0 million at August 31, 2010 from the balance at February 28, 2010. Inventory levels are increased ahead of the busy holiday seasons starting with Labor Day and ending with Thanksgiving and the fall holidays. Inventory costs are also increasing as a result of higher merchandise and shipping costs.

Receivables decreased by $1.7 million, or 42.3%, to a total of $2.3 million at August 31, 2010 from the balance at February 28, 2010. This decrease was primarily a result of timings of payments from third party financing and credit card companies at February 28, 2010. The last two sales days for February 2010 were on a weekend and therefore payments from the third party financing and credit card companies were not received until the beginning of the following month.

Property, plant and equipment decreased $3.7 million mainly as a result of the sale of the Lanham, Maryland retail store to Creative Distribution Services, LLC in April 2010 and depreciation expense of $2.3 million.

Accounts payable increased $4.1 million, or 34.4% to $16.1 million at August 31, 2010 from the balance at February 28, 2010. The accounts payable balances fluctuate depending on the timing of invoices received and payment terms with the vendors and also with the level of the cash overdrafts.

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

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At August 31, 2010, there were outstanding borrowings of $14.8 million under the new Wells Fargo credit facility. Remaining borrowing availability was approximately $3.8 million at August 31, 2010. At February 28, 2010, there were outstanding borrowings of $11.1 million under the Bank of America facility.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

The index to exhibits appears on page 20 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc.
(Registrant)

Date: October 15, 2010	By:	/s/ Curtis C. Kimbrell
Curtis C. Kimbrell
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2010	By:	/s/ Lewis M. Brubaker, Jr.
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