Form 10-Q
period 2010-11-30
RoomStore, Inc.
filed 2011-01-14
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ .    No  ☐ .

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

As of January 13, 2011, 9,767,555 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROOMSTORE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	November 30, 2010	February 28, 2010
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,354	$733
Inventories	53,243	45,005
Receivables (net of allowance for doubtful accounts: 11/30/10 - $110; 02/28/10 - $138)	2,732	3,947
Income taxes receivable	—	1,647
Prepaid expenses	3,830	3,218
Deferred income taxes	1,495	2,970

Total current assets	64,654	57,520

Property, plant and equipment, net	24,085	28,583
Other assets	6,035	4,114

Total Assets	$94,774	$90,217

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$14,576	$11,963
Accrued liabilities	19,804	19,237
Accrued income taxes	414	701
Note payable - credit facility - current portion	14,500	11,051
Mortgage note payable - current portion	82	77
Deferred revenue	9,060	6,161

Total current liabilities	58,436	49,190

Deferred rent	4,976	4,660
Deferred income taxes	1,495	2,970
Note payable - credit facility	6,108	—
Mortgage note payable	2,359	2,421

Total Liabilities	73,374	59,241

Commitments and Contingencies

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 11/30/10 - 9,767,555; 02/28/10 - 9,767,574	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,664	46,599
Accumulated deficit	(26,868)	(17,066)

Total RoomStore, Inc. Stockholders’ Equity	19,894	29,631
Noncontrolling interest	1,506	1,345

Total Equity	21,400	30,976

Total Liabilities and Equity	$94,774	$90,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Consolidated Statements of Operations

Three and Nine Months Ended November 30, 2010 and 2009

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Net sales	$79,953	$80,100	$250,544	$239,208
Cost of sales	46,264	44,370	142,771	136,091

Gross profit	33,689	35,730	107,773	103,117

Selling, general and administrative	40,552	38,482	116,722	112,384

Total operating expenses	40,552	38,482	116,722	112,384

Loss from operations	(6,863)	(2,752)	(8,949)	(9,267)

Interest expense	(278)	(134)	(621)	(403)
Other income, net	334	145	513	300

Total non-operating income (expense)	56	11	(108)	(103)

Loss before income taxes	(6,807)	(2,741)	(9,057)	(9,370)
Income tax expense (benefit)	312	(822)	544	(2,795)

Net loss	(7,119)	(1,919)	(9,601)	(6,575)
Less: Net income attributable to the noncontrolling interest	(59)	(155)	(201)	(200)

Net loss attributable to RoomStore, Inc.	$(7,178)	$(2,074)	$(9,802)	$(6,775)

Basic and diluted loss per share attributable to
RoomStore, Inc. stockholders	$(0.73)	$(0.21)	$(1.00)	$(0.69)
Weighted average number of shares outstanding	9,767,555	9,770,414	9,767,556	9,770,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended November 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(9,601)	$(6,575)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvements	3,411	3,584
(Gain) loss on disposal of property and equipment	(106)	107
Stock option compensation	65	—
Deferred income tax benefit	—	(1,524)
Equity in earnings of investee	(250)	(209)
Change in operating assets and liabilities:
Accounts receivable	1,215	(1,910)
Inventories	(8,238)	2,862
Prepaid expenses	(612)	256
Other assets	(1,711)	(24)
Deferred revenue	2,899	2,541
Accounts payable	2,613	(1,595)
Accrued expenses	883	2,679
Income taxes receivable/Accrued income taxes	1,360	2,603

Net cash provided by (used in) operating activities	(8,072)	2,795

Cash flows from investing activities:
Additions to property, plant and equipment	(868)	(926)
Disposals of property, plant and equipment	2,061	37

Net cash provided by (used in) investing activities	1,193	(889)

Cash flows from financing activities:
Proceeds from credit facility note	185,436	47,475
Payments of credit facility note	(175,879)	(46,420)
Payments of mortgage payable	(57)	(54)

Net cash provided by financing activities	9,500	1,001

Net increase in cash and cash equivalents	2,621	2,907

Cash and cash equivalents at beginning of period	733	131

Cash and cash equivalents at end of period	$3,354	$3,038

Supplemental disclosure of cash flow information:
Tax refunds received, net of payments	$939	$3,874
Interest paid	565	403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended November 30, 2010

(In thousands, except share amounts)

(Unaudited)

	RoomStore, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amounts

Balance - March 1, 2010	9,767,574	$98	$46,599	$(17,066)	$1,345	$30,976
Net income (loss)	—	—	—	(9,802)	201	(9,601)
Capital distribution	—	—	—	—	(40)	(40)
Stock options granted	—	—	65	—	—	65
Common stock retired	(19)	—	—	—	—	—

Balance - November 30, 2010	9,767,555	$98	$46,664	$(26,868)	$1,506	$21,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 65 stores (as of November 30, 2010) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishings through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company owns 65% of Mattress Discounters Group, LLC (“MDG”) which operates 83 mattress stores (as of November 30, 2010) in the states of Delaware, Maryland and Virginia and in the District of Columbia.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010. These statements do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended February 28, 2010 included in Form 10-K. The balance sheet as of February 28, 2010 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2, Accrued Liabilities

Accrued liabilities consists of the following at November 30, 2010 and February 28, 2010:

	November 30, 2010	February 28, 2010
Accrued compensation and benefits	$2,583	$1,724
Accrued advertising	3,871	2,970
Deferred warranty revenue	2,456	2,122
Mattress warranty reserve	645	643
Customer deposits	3,168	6,167
Sales tax payable	2,106	2,012
Other accrued liabilities	4,975	3,599

	$19,804	$19,237

Note 3, Credit Arrangements

On May 27, 2010, we entered into a four-year, $30 million revolving credit facility with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement allows us to increase the facility to $35 million if

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

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

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. At November 30, there were $14,500 of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 3.25% and a maturity date of December 12, 2010. At maturity, the LIBOR loan rolled over twice more into a new loan with a current maturity date of February 11, 2011. There was also an additional $6,108 in borrowings outstanding under the variable rate portion of the credit facility at November 30, 2010, which is due no later than April 30, 2014 but may be repaid earlier. Remaining borrowing availability at November 30, 2010 was approximately $2,600. At February 28, 2010, there were outstanding borrowings of $11,051 under the Bank of America facility.

Note 4, Stockholders’ Equity

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

Stock options to purchase a total of 370,000 shares of common stock were granted on October 14, 2010 at an option price of $0.81 per share and a weighted average fair value per share of $0.52. The options vest on March 1, 2011. The options expire ten years from the date of grant. The weighted average fair value for these options was estimated at the time of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.18%, expected life in years of 5 years, expected volatility of 80% and expected dividend yield of 0%. Compensation expense of $65 related to this option grant was recorded in the statement of operations for the three and nine months ended November 30, 2010. The Company had no stock compensation expense for the three and nine months ended November 30, 2009. There were 9,874 shares available for future grant at November 30, 2010.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended November 30, 2010 and 2009:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(7,178)	$(2,074)	$(9,802)	$(6,775)

Denominator:
Weighted average shares for basic earnings per share	9,767,555	9,770,414	9,767,556	9,770,414
Effect of dilutive securities for employee stock options	—	—	—	—

	9,767,555	9,770,414	9,767,556	9,770,414

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.73)	$(0.21)	$(1.00)	$(0.69)

For the three and nine months ended November 30, 2010, 1,790,126 common shares were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive. For the three and nine months ended November 30, 2009, 1,420,126 common shares were excluded.

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

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth selected financial information for the two segments for the three and nine months ended November 30, 2010 and 2009.

	Three Months Ended November 30, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$64,051	$15,902	$79,953
Interest expense	278	—	278
Depreciation and amortization	1,057	46	1,103
Income (loss) before income taxes	(6,997)	190	(6,807)
Capital expenditures	278	47	325

	Three Months Ended November 30, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$63,828	$16,272	$80,100
Interest expense	134	—	134
Depreciation and amortization	1,116	120	1,236
Income (loss) before income taxes	(3,363)	622	(2,741)
Capital expenditures	420	54	474

	Nine Months Ended November 30, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$202,586	$47,958	$250,544
Interest expense	621	—	621
Depreciation and amortization	3,270	141	3,411
Income (loss) before income taxes	(9,683)	626	(9,057)
Capital expenditures	668	201	869

	Nine Months Ended November 30, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$193,330	$45,878	$239,208
Interest expense	403	—	403
Depreciation and amortization	3,453	131	3,584
Income (loss) before income taxes	(10,170)	800	(9,370)
Capital expenditures	768	121	889

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands, except share and per share amounts)

The following table represents segment identifiable assets:

	November 30, 2010	February 28, 2010
RoomStore	$87,742	$86,896
Mattress Discounters	9,511	8,668
Consolidating Adjustments	(2,479)	(5,347)

Consolidated	$94,774	$90,217

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

Such risks and uncertainties include the difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending and adversely affect our financial condition, competition in the home furnishings industry that limits our ability to adjust our product prices, our loan agreement covenants triggered when borrowings exceed a specified level that may make it more difficult to operate our business, actions that may be required to satisfy our obligations to our asset-based lender if we are not able to generate sufficient cash to service all our indebtedness, changes in freight rates and consumer discount fees that may increase our costs, and changes in foreign countries from which we obtain 70% of our merchandise that may affect our operations, as well as the other factors discussed under the “Risk Factors” section.

Any forward-looking statement that we make speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 26, 2010 by Furniture Today. We currently operate 58 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and five clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which currently operates 81 Mattress Discounters stores in Delaware, Maryland, Virginia and the District of Columbia.

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

Our Company continues to be severely impacted by the economic recession as sales volumes continue to be below historical levels. Sales volumes have also been and continue to be negatively affected by the customers’ difficulty in obtaining third party financing in the current credit market environment. Management has continued to evaluate operating strategies, costs and infrastructure and has made adjustments where warranted to help us through these difficult times; however, there can be no assurance that these efforts will improve operating results.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its Form 10-K filed with the SEC on May 28, 2010.

Results of Operations

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the three months ended November 30, 2010 and 2009:

	2010		2009
	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$79,953	100.0%	$80,100	100.0%
Cost of sales	46,264	57.9%	44,370	55.4%

Gross profit	33,689	42.1%	35,730	44.6%

Selling, general and administrative	40,552	50.7%	38,482	48.0%

Total operating expenses	40,552	50.7%	38,482	48.0%

Loss from operations	(6,863)	-8.6%	(2,752)	-3.4%

Interest expense	(278)	-0.3%	(134)	-0.2%
Other income, net	334	0.4%	145	0.2%

Total non-operating income	56	0.1%	11	0.0%

Loss before income taxes	(6,807)	-8.5%	(2,741)	-3.4%
Income tax expense (benefit)	312	0.4%	(822)	-1.0%

Net loss	(7,119)	-8.9%	(1,919)	-2.4%
Less: Net income attributable to the noncontrolling interest	(59)	-0.1%	(155)	-0.2%

Net loss attributable to RoomStore, Inc.	$(7,178)	-9.0%	$(2,074)	-2.6%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.73)		$(0.21)
Weighted average number of diluted shares outstanding	9,767,555		9,770,414

Net Sales

Net sales for the three months ended November 30, 2010 were $80.0 million compared to $80.1 million for the three months ended November 30, 2009, a slight decrease of $147,000 or 0.2%. Comparable RoomStore segment store merchandise sales for the three months ended November 30, 2010 increased approximately $1.7 million, or 3.0%, compared to the three months ended November 30, 2009 and add-on sales (delivery fees and merchandise protection products) decreased approximately $250,000 or 4.5% for the same periods. Comparable MDG segment store sales for the three months ended November 30, 2010 decreased approximately $720,000 or 4.7% compared to the three months ended November 30, 2009.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 65 stores at November 30, 2010 and 67 stores at November 30, 2009. MDG had 83 stores at November 30, 2010 and 76 stores at November 30, 2009.

Gross Profit

Gross profit for the three months ended November 30, 2010 was $33.7 million compared to $35.7 million for the three months ended November 30, 2009 and the Company gross profit margin was 42.1% and 44.6%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 40.4% for the three months ended November 30, 2010 compared to 44.1% for the three months ended November 30, 2009. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. MDG gross profit margins were 49.4% for the three months ended November 30, 2010 compared to 46.5% for the three months ended November 30, 2009. The lower margin for MDG in the 2009 quarter is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise.

The RoomStore segment furniture margin decreased to 46.0% for the three months ended November 30, 2010 from 49.4% for the same period in the previous year. The decrease in the current year is partially attributable to liquidation sales at closing two stores in the Dallas area and one store in the El Paso market and also lower sales prices related to attracting more customers into our stores. MDG bedding margins were 51.5% for the three months ended November 30, 2010 and were 49.7% for the three months ended November 30, 2009. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs increased to $40.6 million for the three months ended November 30, 2010 from $38.5 million for the three months ended November 30, 2009, and as a percentage of sales increased to 50.7% from 48.0%.

RoomStore segment costs were up $1.3 million, or 4.3%, for the three months ended November 30, 2010 versus the same period last year. This increase was a result of several factors: approximately $400,000 of costs associated with the conversion of the Texas operations onto the computer system used by the remainder of the RoomStore operations, approximately $400,000 of increased consumer financing discount costs and a $300,000 increase in health care costs. It is anticipated that the conversion of the Texas operations will result in cost savings in fiscal 2012 to more than offset the costs incurred for the conversion in fiscal 2011. These cost savings are expected to include reduced salary costs for office personnel and decreased software license and maintenance expenses.

Discount fees paid by the Company for third party customer financing were $2.2 million for the three months ended November 30, 2010 compared to $1.8 million for the three months ended November 30, 2009, an increase of 22.4%. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer.

The increase in the discount fees is mainly due to the credit rules changes in February 2010 which limits the fees that the credit companies can pass on to the customer and the types of credit plans that can be offered. Retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, the retailers are having to offer longer terms (36 and 48 months) which are at higher rates.

Total salaries increased approximately $350,000, or 4.2%, for the three months ended November 30, 2010 compared to the same period in 2009. Commissions paid to sales personnel increased 11.9% as a result of the increase in sales volume, an increase in the minimum wage rates particularly in Texas and a change in the commission calculation from the conversion of the Texas stores. This increase was offset by a decrease in fixed salaries of approximately $80,000 during the same period. The decrease in fixed salaries is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $1.4 million and $1.1 million for the three months ended November 30, 2010 and 2009, respectively.

MDG segment costs were up approximately $725,000 to $7.7 million for the three months ended November 30, 2010. Costs were up in almost all areas of the MDG segment, especially advertising ($390,000), customer financing ($110,000), salaries ($60,000) and rent ($50,000), mainly as a result of opening new stores and increased sales and marketing campaigns. MDG had 83 stores at November 30, 2010 and 76 stores at November 30, 2009.

Non-Operating Income and Expense

Interest expense increased 107.5% to $278,000 for the three months ended November 30, 2010 from $134,000 for the prior year period, mainly as a result of additional borrowing to cover operations and increased interest rates related to the new credit facility. MDG operations had no effect on the interest expense for the three months ended November 30, 2010 or 2009.

Income Tax Expense

There was income tax expense of $312,000 for the three months ended November 30, 2010 and an income tax benefit of $822,000 for the same period in fiscal 2010. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for fiscal 2011 which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.73) for the three months ended November 30, 2010 and $(0.21) for the same period of fiscal 2010. For the three months ended November 30, 2010, there was a pre- tax loss of $7.0 million for the RoomStore segment and pre-tax income of $190,000 for the MDG segment. For the three months ended November 30, 2009, there was a pre- tax loss of $3.4 million for the RoomStore segment and pre-tax income of $622,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the three months ended November 30, 2010 and 2009.

Nine Months Ended November 30, 2010 Compared to Nine Months Ended November 30, 2009

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the nine months ended November 30, 2010 and 2009:

	2010		2009
	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$250,544	100.0%	$239,208	100.0%
Cost of sales	142,771	57.0%	136,091	56.9%

Gross profit	107,773	43.0%	103,117	43.1%

Selling, general and administrative	116,722	46.6%	112,384	47.0%

Total operating expenses	116,722	46.6%	112,384	47.0%

Loss from operations	(8,949)	-3.6%	(9,267)	-3.9%

Interest expense	(621)	-0.2%	(403)	-0.1%
Other income, net	513	0.2%	300	0.1%

Total non-operating expense	(108)	0.0%	(103)	0.0%

Loss before income taxes	(9,057)	-3.6%	(9,370)	-3.9%
Income tax expense (benefit)	544	0.2%	(2,795)	-1.2%

Net loss	(9,601)	-3.8%	(6,575)	-2.7%
Less: Net income attributable to the noncontrolling interest	(201)	-0.1%	(200)	-0.1%

Net loss attributable to RoomStore, Inc.	$(9,802)	-3.9%	$(6,775)	-2.8%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(1.00)		$(0.69)
Weighted average number of diluted shares outstanding	9,767,556		9,770,414

Net Sales

Net sales for the nine months ended November 30, 2010 were $250.5 million compared to $239.2 million for the nine months ended November 30, 2009, an increase of $11.3 million or 4.7%. We believe the increase in sales is partially a result of new advertising campaigns and marketing strategies. Comparable RoomStore segment store merchandise sales for the nine months ended November 30, 2010 increased approximately $11.1 million, or 6.4%, compared to the nine months ended November 30, 2009 and add-on sales (delivery fees and merchandise protection products) increased approximately $1.4 million or 9.0% for the same periods. Comparable MDG segment store sales for the nine months ended November 30, 2010 increased approximately $250,000, or 0.6%, compared to the nine months ended November 30, 2009.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 65 stores at November 30, 2010 and 67 stores at November 30, 2009. MDG had 83 stores at November 30, 2010 and 76 stores at November 30, 2009.

Gross Profit

Gross profit for the nine months ended November 30, 2010 was $107.8 million compared to $103.1 million for the nine months ended November 30, 2009 and the Company gross profit margin was 43.0% and 43.1%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 41.5% for the nine months ended November 30, 2010 compared to 42.8% for the nine months ended November 30, 2009. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. In addition, some of the delivery operations are being outsourced which resulted in lower warehouse and delivery salary costs offset by an increase in outside contractor delivery costs. MDG gross profit margins were 49.5% for the nine months ended November 30, 2010 compared to 44.3% for the nine months ended November 30, 2009. The lower margin for MDG in the 2009 quarter is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise.

The RoomStore segment furniture margin decreased to 46.8% for the nine months ended November 30, 2010 from 48.4% for the same period in the previous year. MDG bedding margins were 52.0% for the nine months ended November 30, 2010 and were 46.8% for the nine months ended November 30, 2009. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs increased to $116.7 million for the nine months ended November 30, 2010 from $112.4 million for the nine months ended November 30, 2009, and as a percentage of sales decreased to 46.6% from 47.0%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs increased approximately $750,000 for the nine months ended November 30, 2010 versus the same period last year. This increase was a result of several factors: approximately $400,000 of costs associated with the conversion of the Texas operations onto the computer system used by the remainder of the RoomStore operations, approximately $1.4 million of increased customer financing discount costs, a $600,000 increase in workers compensation insurance costs offset by a $600,000 decrease in health insurance costs, a $400,000 decrease in real estate taxes due to reductions in appraised values mainly in Texas and a $300,000 decrease in advertising expenses.

Discount fees paid by the Company for third party customer financing were $6.3 million for the nine months ended November 30, 2010 compared to $4.9 million for the nine months ended November 30, 2009, an increase of 29.6%. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer. The increase in the discount fees is mainly due to the credit rules changes in February 2010 which limits the fees that the credit companies can pass on to the customer and the types of credit plans that can be offered. Retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, the retailers are having to offer longer terms (36 and 48 months) which are at higher rates.

Total salaries were up approximately $180,000 for the nine months ended November 30, 2010 compared to the same period in 2009. Commissions paid to sales personnel increased approximately $1.3 million, or 11.5% as a result of the increase in sales volume and fixed salaries decreased during the same period. The decrease in fixed salaries of approximately $1.1 million is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $3.8 million for the nine months ended November 30, 2010 and 2009. There was a decrease in health insurance claims costs for the year-over-year period but an increase in workers compensation claims.

MDG segment costs were up approximately $3.6 million to $23.1 million for the nine months ended November 30, 2010. Costs were up in almost all areas of the MDG segment, especially salaries ($560,000), advertising ($2.0 million), customer financing ($270,000) and rent ($315,000), mainly as a result of opening new stores and increased sales and marketing campaigns.

Non-Operating Income and Expense

Interest expense increased 54.1% to $621,000 for the nine months ended November 30, 2010 from $403,000 for the prior year period, mainly as a result of additional borrowing to cover operations and higher interest rates with the new credit facility. MDG operations had no effect on the interest expense for the nine months ended November 30, 2010 or 2009.

Income Tax Expense (Benefit)

There was an income tax expense of $544,000 for the nine months ended November 30, 2010 compared to an income tax benefit of $2.8 million for the same period in fiscal 2010. The effective tax rate for the nine months ended November 30, 2010 and 2009 was (5.9)% and 29.2%, respectively. The tax expense in fiscal 2011 represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for fiscal 2011 which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(1.00) for the nine months ended November 30, 2010 and $(0.69) for the same period of fiscal 2010. For the nine months ended November 30, 2010, there was a pre-tax loss of $9.7 million for the RoomStore segment and pre-tax income of $626,000 for the MDG segment. For the nine months ended November 30, 2009, there was a pre-tax loss of $10.2 million for the RoomStore segment and pre-tax income of $800,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the nine months ended November 30, 2010 and 2009.

Liquidity and Financial Position

Liquidity

Cash and cash equivalents at November 30, 2010 was $3.4 million compared to $733,000 at February 28, 2010. Net cash used in operating activities was $8.1 million for the nine months ended November 30, 2010 and net cash provided by operating activities was $2.8 million for the prior year period. MDG provided approximately $340,000 net cash for the nine months ended November 30, 2010 and $2.2 million for the prior year period. The RoomStore segment was negatively impacted by the net loss of $10.2 million and $7.4 million for the nine months ended November 30, 2010 and 2009, respectively. The loss for the nine months ended November 30, 2010 and 2009 is a result of the continued weak retail economy in the United States and particularly in the furniture industry. Inventory balances were increased $8.2 million ahead of the busy selling season. Since much of the Company’s merchandise is purchased overseas, orders must be placed well in advance based on estimated sales. The Company anticipates reducing the inventory levels in the fourth quarter of fiscal 2011.

Net cash provided by investing activities was $1.2 million for the nine months ended November 30, 2010 and net cash used by investing activities was $889,000 for the prior year period. In April 2010, the Company sold its Lanham, Maryland retail store building to Creative Distribution Services, LLC for $2.6 million in a sale-leaseback transaction, of which $2.0 million was paid in cash and is reflected in the November 30, 2010 cash provided by investing activities. The remaining $600,000 was recorded as a note receivable and a deferred gain. The note receivable was payable over two years but was paid off in full in December 2010.

The Company’s credit facility with Bank of America, N.A. expired on May 31, 2010 and a new credit facility agreement was entered into with Wells Fargo Retail Bank, N.A. (“Wells Fargo”). On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility. Due to this credit facility change-over, both borrowings and repayments of the credit facility loan are higher than what normally would be shown in the statement of cash flows. Also, under the new facility, Wells Fargo drafts the Company’s accounts each day for repayments and then the Company requests new borrowings as needed for each day. Net borrowings under the two facilities were $9.6 million for the nine months ended November 30, 2010 and $1.1 million for the nine months ended November 30, 2009. See Financing and Debt.

The increase in cash to $3.4 million at November 30, 2010 from $733,000 at February 28, 2010 was mainly due to the level of cash held at the different financial institutions by RoomStore and MDG. RoomStore’s corporate bank accounts were moved to Wells Fargo after the new credit facility was entered into and MDG’s corporate accounts were left at the previous institution. At February 28, 2010, RoomStore’s net overdrafts on that day were offset by MDG’s positive cash position whereas at November 30, 2010, RoomStore’s net overdrafts were not offset by MDG’s positive cash position. At November 30, 2010, approximately $2.4 million was reclassified to accounts payable on the balance sheet and approximately $470,000 was reclassified at February 28, 2010.

Two significant factors have impacted our cash flow over the past few years: increased competition and decreased consumer spending due to the recession. Furniture sales are closely linked to housing sales and as the housing markets peaked in 2005 and have fallen steadily since then, our sales have tracked this decline. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to continue to be tight through the remainder of fiscal 2011. To address this situation, the Company has carefully reviewed, and continues to review, all operational expenses. Based on this review process, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced salaries and benefits and has reduced personnel. Sources of liquidity during the remainder of fiscal 2011 will continue to be from operations, mainly from the reduction in inventory levels, and from the use of the credit facility, which the Company believes will be sufficient. Should this not be adequate, the Company will look at raising additional capital through the equity markets or through disposition of assets. Remaining borrowing availability under the credit facility was approximately $2.6 million at November 30, 2010.

Financial Position

Inventories increased by $8.2 million, or 18.3%, to a total of $53.2 million at November 30, 2010 from the balance at February 28, 2010. Inventory levels are increased ahead of the busy holiday seasons starting with Labor Day and ending with Thanksgiving and the fall holidays. Inventory costs are also increasing as a result of higher merchandise and shipping costs. We believe that the inventory levels will drop during the remainder of fiscal 2011.

Receivables decreased by $1.2 million, or 30.8%, to a total of $2.7 million at November 30, 2010 from the balance at February 28, 2010. This decrease was primarily a result of timings of payments from third party financing and credit card companies at February 28, 2010. The last two sales days for February 2010 were on a weekend and therefore payments from the third party financing and credit card companies were not received until the beginning of the following month.

Property, plant and equipment decreased $4.5 million mainly as a result of the sale of the Lanham, Maryland retail store to Creative Distribution Services, LLC in April 2010 and depreciation expense of $3.4 million.

Accounts payable increased $2.6 million, or 21.8% to $14.6 million at November 30, 2010 from the balance at February 28, 2010. The accounts payable balances fluctuate depending on the timing of invoices received and payment terms with the vendors and also with the level of the cash overdrafts.

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

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. We will use this facility based on fluctuating operating needs, and pay off the borrowings as quickly as possible. At November 30, 2010, there were outstanding borrowings of $20.6 million under the new Wells Fargo credit facility. The credit facility has a maturity date of April 30, 2014 but borrowings may be repaid earlier. Remaining borrowing availability was approximately $2.6 million at November 30, 2010. At February 28, 2010, there were outstanding borrowings of $11.1 million under the Bank of America facility.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The index to exhibits appears on page 21 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc.
(Registrant)

Date:	January 14, 2011	By:	/s/ Curtis C. Kimbrell
Curtis C. Kimbrell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 14, 2011	By:	/s/ Lewis M. Brubaker, Jr.
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