Form 10-K
period 2011-02-28
RoomStore, Inc.
filed 2011-05-31
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,865,000.

As of May 26, 2011, 9,762,846 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

PART 1

Item 1. Business

History

RoomStore, Inc. (“RoomStore” or the “Company”) was started in 1992 by several members of the Richard B. Levitz family. The first stores were in Dallas, Texas. By late 1996, the Company had grown to 10 stores and two warehouses, and then Heilig-Meyers Company, one of the largest furniture retail companies in the United States at that time, made an offer to purchase the business. Heilig-Meyers completed this purchase in February 1997 and the acquired entity was thereafter incorporated in Virginia as HMY RoomStore, Inc.

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

Between 2006 and 2008, the Company had been looking for opportunities to acquire other furniture retail businesses in order to grow the Company and increase revenues. During this time, the Company considered and ultimately rejected several acquisition opportunities. In September 2008, Mattress Discounters Corporation (collectively with Mattress Discounters Corporation East) filed for federal bankruptcy protection, and attempted to reorganize its business. When it filed for bankruptcy, Mattress Discounters Corporation operated 89 bedding and mattress stores in Maryland, Virginia and the District of Columbia, under the trade name of “Mattress Discounters.” Reorganization efforts failed, however, and RoomStore learned that the remaining assets of Mattress Discounters Corporation might be available for a relatively low price. In November 2008, RoomStore formed a limited liability company, Mattress Discounters Group, LLC (“MDG”), for the purpose of purchasing certain assets from the bankrupt Mattress Discounters Corporation.

After appropriate due diligence, MDG submitted a bid for the assets of Mattress Discounters Corporation, and the bankruptcy court approved the asset sale on December 4, 2008. At the closing on December 5, 2008, MDG paid approximately $2.6 million for the designated assets of Mattress Discounters Corporation, which consisted primarily of inventory. MDG also assumed 73 property leases and nine executory contracts.

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

Currently, RoomStore operates 66 furniture stores in the eight states of Texas (26 stores), Alabama (2 stores), Florida (1 store), South Carolina (2 stores), North Carolina (6 stores), Virginia (14 stores), Maryland (14 stores) and Pennsylvania (1 store). This includes two large format stores (RoomStore World), 60 regular stores and four clearance stores. The MDG segment operates 83 bedding stores in the four jurisdictions of Virginia (41 stores), Maryland (37 stores), the District of Columbia (4 stores) and Delaware (1 store).

The Company considers MDG as a separate operating segment from RoomStore for management and financial oversight. See Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements (note 10) for more information.

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

In line with the housing market, furniture sales began to decline in the second half of 2006. In 2007, these declines accelerated and leading furniture chains experienced a significant drop in sales. For many retailers, 2008 and 2009 were even worse, and double-digit sales declines were common. See 2009 Survey of Top 100 U.S. Furniture Stores, published by Furniture Today on May 25, 2009, and 2010 Survey of Top 100 U.S. Furniture Stores, published by Furniture Today on May 24, 2010. Many furniture manufacturers and retailers have not survived this multi-year decline in sales.

At the end of 2009 and the beginning of 2010, there were positive signs of increased furniture sales. But as 2010 passed, furnishings sales weakened again in tandem with another decline in housing sales. Source: Furnishings Digest Newsletter, published by Mann, Armistead & Epperson (March 2011). As noted above, there is a strong correlation between housing sales and furniture sales. For early 2011, housing sales are still decreasing. Compared to March 2009 to March 2010, housing sales during the period of March 2010 to March 2011 were down 6.3%. Source: National Association of Realtors (http://www.realtor.org/wps/wcm/connect/3c211300468deea388c3cf60f51ebbfd/REL1103EHS.pdf?MOD=AJPERES&CACHEID=3c211300468deea388c3cf60f51ebbfd). For the remainder of 2011, we expect that housing sales will be uneven, and will vary significantly from region to region.

Compared to furniture retail, the bedding retail market fared better in 2010. Nationally, bedding sales rose 4.6% in 2010. Much of this growth, however came during the first two quarters of 2010 (10.6% and 11.4% sales increase). For the third and fourth quarters, sales increases slowed to 5.4% and 3.7%, respectfully, as compared to the same quarters in 2009. Source: Longbow Research Industry Update (January 31, 2011). Specialty mattress sales, however, were quite strong in 2010, jumping by 25.8% when compared to 2009. Source: Furniture Today (February 7, 2011)(http://www.furnituretoday.com/article/535613-First_ISPA_report_on_2010_says_sales_rose_6_6_.php). These national trends were reflected in sales from our

Mattress Discounters Group, which recorded an overall 3.5% sales increase between FY 10 and FY 11, with even stronger increases in specialty mattress sales.

In general, we believe that the furniture and bedding retail markets will experience a slow and inconsistent growth in 2011, and that this growth will vary from region to region. However, we expect that FY 12 will continue to be a difficult year for the Company, with very fierce competition among the retailers who are still in business.

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

RoomStore has also worked hard to develop an internet-based business. In late 2005, we teamed up with a company called “Furniture.com” to help us re-design and improve our web site, and also to assist in launching our internet business at www.roomstore.com. This part of our Company has been growing steadily since. In FY12, we anticipate selling close to $6.4 million of our products via the internet, with higher profit margins as compared to our physical stores. Total internet sales in FY 11 were approximately $5.8 million.

Mattress Discounters strives to be the lowest-priced mattress and specialty bedding store in the markets it serves as reflected in the company’s new slogan: “The Difference is the Discount.” MDG is focused primarily on low to middle income customers, but will also try to attract some higher income customer through aggressive promotions. Products from MDG may be purchased in stores, over the internet and over the phone through “1-800-Buy-A-Bed.” MDG also focuses on providing a pleasant shopping experience, and also outstanding delivery and customer services. MDG offers mattresses from a limited number of vendors, and displays a number of different styles from the same vendor, rather than many different styles from different vendors. MDG purchases all of its goods from U.S. manufacturers.

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

For the stores on the East coast, we use three different delivery methods. Our Rocky Mount, North Carolina facility serves as the hub for all three methods. For deliveries to the Baltimore-Washington region, furniture is trucked daily from Rocky Mount to a cross-dock facility in Jessup, Maryland. In Jessup, the furniture is transferred to approximately 30 to 40 delivery trucks which operate five days a week for delivery to the customer. The delivery drivers unbox and assemble the product at the customer’s home except for chairs which are assembled in Rocky Mount. A few of these trucks are operated by RoomStore employees and the remainder are operated by independent contractors. For stores located in Tallahassee, Birmingham, Winchester and Wilmington, the furniture is hauled from Rocky Mount to a smaller, local warehouse, where it is prepped and delivered by local RoomStore delivery crews. For all other stores and markets on the East coast, RoomStore has outsourced the distribution and delivery function to a third party. Distribution and delivery operations for MDG are handled out of the Jessup, Maryland facility. Deliveries for MDG are done by independent delivery contractors.

Information Systems

In the second half of 2010, we migrated the Texas stores off of the system they were using for tracking sales, inventory and accounting onto the system that the RoomStore stores on the East coast are using. This consolidation of systems will allow for future cost savings for software licensing and maintenance fees and will allow consistency and improvement in all phases of the sales and inventory processes.

We have a stand-alone computer system for tracking sales and inventory for the MDG operations.

We have a single computer system for corporate accounting, human resources and benefits management for both RoomStore and MDG.

Real Estate

At February 28, 2011, we owned two properties in fee simple: a retail store in Myrtle Beach, South Carolina and a distribution center in Rocky Mount, North Carolina. We do not own the land under the Myrtle Beach store, however, which is subject to a long-term ground lease. The Rocky Mount property is unencumbered while the Myrtle Beach store currently has an outstanding mortgage loan in the amount of $2.4 million. We owned a third property at February 28, 2010, a retail store in Lanham, Maryland, which we sold to Creative Distribution Services, LLC (“CDS”) in April 2010 for $2.6 million.

We own 31.0% of CDS, a Virginia limited liability company formed for the purpose of real estate investment. Currently, CDS owns and leases a large distribution facility in Orangeburg, South Carolina as well as the Lanham, Maryland property purchased from the Company in April 2010.

We have entered into 72 leases for the other retail, office and warehouse properties used in our RoomStore business as of April 30, 2011. These leases have remaining terms ranging from less than one year to over 15 years. These leases impose substantial financial obligations on the Company. For the fiscal year ended February 28, 2011, our payments for rents were just over $23.1 million.

MDG has entered into or assumed 82 leases for retail properties as of April 30, 2011, but RoomStore has not guaranteed any of these leases. For the fiscal year ended February 28, 2011, MDG’s payments for rents were just over $8.4 million. We do not believe that RoomStore has any direct liability for the financial obligations of these leases.

Trademarks

The RoomStore name and logo are protected by three separate trademark registrations. We also have trademark protection for “RoomStore World” and “We don’t cut corners, we cut prices.” We have licensed the name “RoomStore” to two furniture retail companies, one of which operates 10 stores in Arizona, and another which operates several stores in Mississippi. Mattress Discounters owns 17 important trademarks, including “Mattress Discounters,” “Have a Good Night’s Sleep on Us,” “The Difference is the Discount” and “1-800 Buy-a-Bed,” and has applied for two more trademarks. We vigorously protect our trademarks and object to any unauthorized use that comes to our attention.

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

Employees

RoomStore had 1,456 employees as of May 10, 2011. Of these, 1,273 were full-time and 183 were part-time. MDG had 188 employees as of May 10, 2011. Of these, 179 were full-time and 9 were part-time.

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

Our operations were profitable on an annual basis from June 2005 (when we emerged from bankruptcy) through February 29, 2008. For the last three fiscal years, however, we lost money, and there is no assurance that we will return to profitability.

When we emerged from bankruptcy on June 1, 2005, we were profitable and nearly debt-free. We then achieved profitable results for our fiscal years ended February 28, 2006, February 28, 2007 and February 29, 2008. But we lost money for the fiscal years ended February 28, 2011, 2010 and 2009, and we have been borrowing under our credit facility and loan agreement with Wells Fargo to fund operations. We continue to struggle during the current economic recession. If our sales continue to decline or our costs increase significantly, then there is no assurance of profitability in the future.

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

We have a $30 million revolving credit facility with Wells Fargo which replaces a previous credit facility with Bank of America that matured in May 2010. Borrowing availability under this credit facility fluctuates based on outstanding borrowings, inventory levels and other specified adjustments and during the nine months ended February 28, 2011 covered by this facility, daily fluctuations ranged from approximately $110,000 to $9.2 million. If our actual borrowings exceeded a certain amount, then Wells Fargo could impose a number of conditions which would limit our independence by requiring the bank’s consent for certain operating decisions.

As of February 28, 2011, we had approximately $17.1 million in outstanding borrowings under the Wells Fargo credit facility and $3.0 million of availability. The agreement under which this indebtedness was incurred may limit or restrict, among other things, our ability to (i) incur additional indebtedness, (ii) pay dividends or make other payments, (iii) consummate future asset sales or acquisitions, (iv) enter into future transactions with affiliates, or (v) merge, consolidate or sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of our assets.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations to our asset-based lender.

Our ability to repay our debt depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions, and to certain financial, business and other conditions beyond our control. We cannot assure that we will maintain a level of cash from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows are insufficient to fund our debt repayment obligations, then we may be forced to reduce or delay capital expenditures, sell assets or operations, or seek additional capital. We cannot assure that we would be able to take any of these actions, that these actions would be successful and sufficient to meet our debt repayment obligations, or that these actions would be permitted under our loan agreement with Wells Fargo.

If our operating results do not improve, we may need additional sources of liquidity.

We have sustained substantial losses for each of the last three fiscal years. If our operating results do not improve and we are not able to obtain additional availability under our credit facility, we may need to obtain additional sources of liquidity to continue operations. In this event, and if we are not able to obtain additional availability under our credit facility, then we would pursue raising additional capital through the equity markets or through disposition of assets. We can not assure that we would be able to successfully complete either of these actions.

Over 70% of the merchandise that we sell originates in foreign countries, and changes in those countries may affect our operations.

Although we purchase most of our inventory from U.S.-based companies, over 70% of the furniture is manufactured in foreign countries such as China, Vietnam and Malaysia. Social and regulatory changes in these countries, along with possible increases in tariffs and taxes, could significantly increase the cost of such furniture. If we cannot increase our prices to cover these cost increases, then our profits will be negatively affected.

We may not be able to retain key management personnel.

RoomStore and MDG are operated by a very lean executive staff. All executives perform several different functions to make the Company operate efficiently. All of the executive staff has many years of experience in the furniture industry. The loss of any of these executives could impact the Company should an adequate replacement not be found in a timely manner.

Risks Related to Our Stock

Our stock is currently listed on the OTC bulletin board and there has been sporadic trading of our stock on the OTC. Our intent is to seek listing on a public exchange, but no prediction can be made as to when, if ever, a public market for our common stock would develop.

On January 21, 2010, the Company’s stock was listed on the OTC bulletin board (symbol: ROOM). Since this listing, however, there has been sporadic trading of Company’s common stock. While the Company intends to apply for a listing on a public exchange (such as NASDAQ or NYSE Amex), we can provide no assurances that our application will be accepted. Thus, at present, investors and shareholders may have difficulty in buying or selling the common stock of the Company.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases its corporate office building and all of its retail furniture and mattress stores except for one store in Myrtle Beach, North Carolina. The Company also leases distribution centers and warehouses in Maryland, Alabama; and Texas.

RoomStore owned two pieces of real estate, each in fee simple, at February 28, 2011. Our Rocky Mount, North Carolina distribution center is located on 33.65 acres, and is comprised of two buildings having a combined total of 340,451 square feet. In May 2010, the appraised value of the buildings and land was $4.7 million. The address for this property is 2280 Tanner Road, Rocky Mount, North Carolina 27801.

RoomStore owns the building, but not the underlying property, located at 1214 Port Drive in Myrtle Beach, South Carolina. This is a building which we built and opened as a store in November 2006. We are leasing the land upon which the building sits under a long-term ground lease. The approximate value of the building is $3.5 million. There is a mortgage loan on the building, with an outstanding amount of $2.4 million.

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

As of May 24, 2011, there were approximately 5,200 holders of record of the Company’s common stock, which is the only class of stock that has been issued by the Company.

During the past two years, the Company had not paid any dividends, not does it anticipate doing so in the near term. Under its loan agreement with Wells Fargo, the Company is prohibited from paying any dividends if there are any outstanding borrowings from the bank. As of February 28, 2011, the balance due on the loan facility with Wells Fargo was approximately $17.1 million.

See Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding the Company’s equity compensation plan.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended February 28, 2011, 2010 and 2009, February 29, 2008 and February 28, 2007. The historical results are not necessarily indicative of the results to be expected in any future period.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the Consolidated Financial Statements and Notes included in Item 8 below.

	Year Ended
	02/28/11	02/28/10	02/28/09	02/29/08	02/28/07
	(In thousands, except per share amounts)
Net sales	$323,421	$318,131	$328,367	$368,872	$378,165
Cost of sales	184,889	180,168	190,901	210,794	220,166

Gross profit	138,532	137,963	137,466	158,078	157,999
Selling, general and administrative expenses	150,238	148,294	150,267	156,941	157,594
Impairment of goodwill	—	—	5,543	—	—

Income (loss) from operations	(11,706)	(10,331)	(18,344)	1,137	405
Other income (expense), net	(336)	(57)	(182)	521	307

Income (loss) before taxes	(12,042)	(10,388)	(18,526)	1,658	712
Income tax expense (benefit)	338	(2,751)	(4,516)	899	9

Net income (loss)	(12,380)	(7,637)	(14,010)	759	703
Less: Net (income) loss attributable to the noncontrolling interest	(271)	(209)	238	—	—

Net income (loss) attributable to RoomStore, Inc.	$(12,651)	$(7,846)	$(13,772)	$759	$703

Basic income (loss) per share attributable to
RoomStore, Inc. stockholders	$(1.30)	$(0.80)	$(1.41)	$0.08	$0.07
Weighted average number of shares outstanding	9,766,549	9,770,219	9,770,414	9,776,761	9,832,707
Diluted income (loss) per share attributable to
RoomStore, Inc. stockholders	$(1.30)	$(0.80)	$(1.41)	$0.08	$0.07
Weighted average number of diluted shares outstanding	9,766,549	9,770,219	9,770,414	9,902,591	9,887,464

	02/28/11	02/28/10	02/28/09	02/29/08	02/28/07
	(In thousands)
Cash and cash equivalents	$2,365	$733	$131	$2,677	$5,612

Inventories	44,106	45,005	46,715	54,698	51,458
Total current assets	56,197	57,520	59,301	65,496	64,233
Total assets	85,078	90,217	94,774	105,878	101,486
Total current liabilities	41,446	38,139	44,445	43,220	39,839
Long-term debt	19,453	13,472	3,465	2,571	2,638
Total liabilities	67,217	59,241	56,554	54,629	51,389
Total RoomStore, Inc. stockholders’ equity	17,172	29,631	37,477	51,249	50,097
Noncontrolling interest	689	1,345	743	—	—
Total equity	17,861	30,976	38,220	51,249	50,097

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

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 23, 2011 by Furniture Today. We currently operate 60 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and four clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which currently operates 83 Mattress Discounters stores in Maryland, Virginia, Delaware and the District of Columbia. MDG purchased certain selected assets of the bankrupt Mattress Discounters Corporation on December 5, 2008 and therefore only the operating results of MDG for the period since December 6, 2008 are included in the consolidated statements of the Company.

Our mission is to be the best performing furniture retailer in the markets we serve by providing excellent value to our customers. We strive to offer professionally coordinated, quality home furnishings at low prices, and to ensure prompt and professional customer service and delivery.

Since the acquisition of certain Mattress Discounter’s assets on December 6, 2008 by MDG, we conduct our business as two operating segments: the RoomStore Segment and the Mattress Discounters Segment (“MDG”). The RoomStore segment sells home furnishings and accessories through RoomStore retail stores and internet operations. The MDG segment sells mattresses and bedding products through Mattress Discounters retail stores and internet operations. RoomStore and MDG do not sell merchandise in the same retail locations but do share some office and distribution and delivery facilities. Expenses in these shared areas are segregated based on a services agreement.

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

Our sales are generated by consumer purchases of home furnishings in our retail stores and on-line via the internet. Typically, there is a five to seven day lag between the time of when a customer places an order and when the customer is able to receive delivery.

Our cost of sales consists primarily of the purchase price of the merchandise together with inbound freight, handling within the distribution centers and transportation costs to the local markets served by our stores. Our gross profit is primarily dependent upon merchandising capabilities, vendor pricing and the mix of products sold. Since early 2006, the Company has been direct sourcing merchandise to help improve our margins. This represented approximately 20%, 17% and 12% of merchandise purchases in the fiscal years ended February 28, 2011, 2010 and 2009, respectively.

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

Effects of Economic Conditions

Our business is closely tied to the regional housing markets where our stores are located (i.e., sales of new and existing homes). Our best customers are generally buying a new house, trading up from a smaller house to a larger one or relocating to a new community. These events can provide the greatest need for new furniture, as customers are seeking to fill new rooms in a larger house, or perhaps replacing older furniture which was discarded when they left their last house. When housing sales slow-down, due to various factors, our sales decrease.

Our business is also generally tied to the United States economy. Furniture is a discretionary, “big-ticket” purchase item. Consumers will postpone such purchases when their economic prospects are less certain.

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

Results of Operations

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the years ended February 28, 2011, 2010 and 2009:

	2011		2010		2009
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$323,421	100.0%	$318,131	100.0%	$328,367	100.0%
Cost of sales	184,889	57.2%	180,168	56.6%	190,901	58.1%

Gross profit	138,532	42.8%	137,963	43.4%	137,466	41.9%

Selling, general and administrative	150,238	46.4%	148,294	46.7%	150,267	45.7%
Impairment of goodwill	—	0.0%	—	0.0%	5,543	1.7%

Total operating expenses	150,238	46.4%	148,294	46.7%	155,810	47.4%

Loss from operations	(11,706)	–3.6%	(10,331)	–3.3%	(18,344)	–5.5%
Interest expense	(963)	–0.3%	(535)	–0.2%	(464)	–0.1%
Other income	627	0.2%	478	0.2%	282	0.0%

Total non-operating expense	(336)	–0.1%	(57)	0.0%	(182)	–0.1%

Loss before income taxes	(12,042)	–3.7%	(10,388)	–3.3%	(18,526)	–5.6%
Income tax expense (benefit)	338	0.1%	(2,751)	–0.9%	(4,516)	–1.3%

Net loss	(12,380)	–3.8%	(7,637)	–2.4%	(14,010)	–4.3%
Less: Net (income) loss attributable to the noncontrolling interest	(271)	–0.1%	(209)	–0.1%	238	0.1%

Net loss attributable to RoomStore, Inc.	$(12,651)	–3.9%	$(7,846)	–2.5%	$(13,772)	–4.2%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(1.30)		$(0.80)		$(1.41)
Weighted average number of diluted shares outstanding	9,766,549		9,770,219		9,770,414

Fiscal Year Ended February 28, 2011 Compared to Fiscal Year Ended February 28, 2010

Net Sales

Net sales for FY 11 were $323.4 million compared to $318.1 million for FY 10, an increase of $5.3 million or 1.7%. We believe the increase in sales is partially a result of new advertising campaigns and marketing strategies. Total RoomStore segment sales were $261.8 million for FY 11 and $258.6 million for FY 10 and total MDG segment sales were $61.6 million for FY 11 and $59.5 million for FY 10. Comparable RoomStore segment store merchandise sales for FY 11 increased approximately $8.4 million, or 3.6%, compared to FY 10. Comparable MDG segment store sales for FY 11 increased approximately $490,000, or 0.9%, compared to FY 10.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 64 stores at February 28, 2011 and 67 stores at February 28, 2010. MDG had 81 stores at February 28, 2011 and 77 stores at February 28, 2010.

Gross Profit

Gross profit for FY 11 was $138.5 million compared to $138.0 million for FY 10 and the Company gross profit margin was 42.8% and 43.4%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 41.2% for FY 11 compared to 42.9% for FY 10. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. In addition, some of the delivery operations are being outsourced which resulted in lower warehouse and delivery salary costs offset by an increase in outside contractor delivery costs. MDG gross profit margins were 49.9% for FY 11 compared to 45.4% for FY 10. The lower margin for MDG in FY 10 is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise.

The RoomStore segment furniture margin decreased to 46.8% for FY 11 from 48.4% for FY 10. MDG bedding margins were 52.3% for FY 11 and were 47.5% for FY 10. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs increased to $150.2 million for FY 11 from $148.3 million for FY 10, and as a percentage of sales decreased to 46.4% from 46.7%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs decreased approximately $1.8 million for FY 11 versus last year. This net decrease was a result of several factors including a decrease of $1.8 million in advertising expenses, a $400,000 decrease in salaries and a $675,000 decrease in real estate taxes due to reductions in appraised values, mainly in Texas, offset by an increase of approximately $400,000 of costs associated with the conversion of the Texas operations onto the computer system used by the remainder of the RoomStore operations, approximately $1.3 million of increased customer financing discount costs and a $1.1 million increase in workers compensation insurance costs offset by a $600,000 decrease in health insurance costs. Selling, general and administrative expenses also decreased in FY 11 from the prior year due to closing three store locations in Texas when their leases expired in the second and third quarters of FY 11.

Discount fees paid by the RoomStore segment for third party customer financing were $8.1 million for FY 11 compared to $6.7 million for FY 10, an increase of 20.0%. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer. The increase in the discount fees is mainly due to the credit rules changes in February 2010 which limits the fees that the credit companies can pass on to the customer and the types of credit plans that can be offered. Retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, the retailers are offering longer terms (36 and 48 months) which are at higher discount rates.

Total RoomStore segment salaries were down approximately $400,000 for FY 11 compared to FY 10. Commissions paid to sales personnel increased approximately $900,000, or 6.3% as a result of the increase in sales volume and fixed salaries decreased during the same period. The decrease in fixed salaries of approximately $1.3 million is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $5.0 million for FY 11 and $4.6 million for FY 10. As mentioned above, there was a decrease in health insurance claims costs for the year-over-year period but an increase in workers compensation claims.

MDG segment costs were up approximately $3.7 million to $30.0 million for FY 11. Costs were up in almost all areas of the MDG segment, including salaries ($700,000), advertising ($1.9 million), customer financing ($360,000) and rent ($340,000), mainly as a result of opening new stores and increased sales and marketing campaigns.

Non-Operating Income and Expense

Interest expense increased 80.0% to $963,000 for FY 11 from $535,000 for FY 10, mainly as a result of additional borrowing to cover operations and higher interest rates with the new credit facility. MDG operations had no effect on the interest expense for FY 11 or FY 10. Other income increased to $627,000 in FY 11 from $478,000 in FY 10 mainly as a result of increased income from partnerships in FY 11 and the receipt of a deposit refund from a previous service provider.

Income Tax Expense (Benefit)

There was an income tax expense of $338,000 for FY 11 compared to an income tax benefit of $2.8 million for FY 10. The effective tax rate for FY 11 and FY 10 was (2.7)% and 26.0%, respectively. The tax expense in FY 11 represents franchise tax expense, mainly for the state of Texas, and some final adjustments related to an IRS examination. A valuation allowance was recorded to completely reserve the federal income tax benefit for FY 11 which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(1.30) for FY 11 and $(0.80) for FY 10. For FY 11, there was a pre-tax loss of $12.8 million for the RoomStore segment and pre-tax income of $809,000 for the MDG segment. For FY 10, there was a pre-tax loss of $11.2 million for the RoomStore segment and pre-tax income of $802,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for FY 11 and FY 10.

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

Gross Profit

Gross profit for FY 10 was $138.0 million compared to $137.5 million in FY 09. The Company gross margin was 43.4% for FY 10 versus 41.9% in FY 09. MDG contributed $27.0 million of gross profit for FY 10. The RoomStore segment gross margins were 42.9% for FY 10 versus 41.5% in FY 09. The RoomStore segment furniture margins increased 1.57% in FY 10 compared to FY 09 because of increased percentage of directly sourced product, and because of lower inbound freight expense during FY 10.

Selling, General and Administrative

Selling, general and administrative costs decreased in FY 10 to $148.3 million from $150.3 million in FY 09, and as a percentage of sales increased to 46.7% from 45.7%. MDG added $26.2 million in selling, general and administrative costs for FY 10 and $5.6 million for FY 09. Efforts have been made to cut costs at all levels of operations in the Company but it is not possible to decrease expenses at the same rate as sales decreases due to fixed costs. MDG had a 44.1% selling, general and administrative cost percentage of sales for FY 10 versus a 47.2% for the RoomStore segment. Self insurance costs for the RoomStore segment were $4.7 million for FY10 compared to $4.6 million for FY 09, an increase of 3.1%. Health insurance claim costs continue to increase while workers compensation claims continue to decline. Self insurance costs for the MDG segment were $412,000 for FY 10.

Costs were down in all other areas of the RoomStore segment for FY 10 compared to the FY 09 year, especially total salaries ($7.9 million) and advertising ($5.4 million). The decrease in salaries is related to a number of factors. Commissions paid to sales personnel are down consistent with the decrease in sales volumes. And in the ongoing efforts to streamline operations and evaluate the infrastructure, back office operations and customer service departments have been consolidated which resulted in lower salaries costs.

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

Non-Operating Income and Expense

Interest expense increased 15.3% to $535,000 in FY 10 from $464,000 in FY 09 as a result of increased borrowings on the credit facility in FY 10. Other income increased to $478,000 in FY 10 from $282,000 in FY 09 mainly as a result of increased income from partnerships in FY 10.

Income Tax Expense

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

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was ($0.80) for FY 10 and ($1.41) for FY 09. The pre-tax loss was $11.2 million for the RoomStore segment for FY 10 and was $17.5 million for FY 09. For the MDG segment, pre-tax income of $802,000 was recognized for FY 10 and pre-tax loss of $1.0 million was recognized in FY 09. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for FY 10 and FY 09.

Liquidity and Capital Position

Liquidity

Cash and cash equivalents at February 28, 2011 was $2.4 million compared to $733,000 at February 28, 2010 and $131,000 at February 29, 2009. Net cash used in operating activities was $5.9 million, $190,000 and $2.5 million for FY 11, FY 10 and FY 09, respectively. FY 11, FY 10 and FY 09 were negatively affected by the net losses in those years of $12.4 million, $7.6 million and $14.0 million, respectively. $5.5 million of the FY 09 loss was a result of the impairment of goodwill write off which had no cash flow effect. For the RoomStore segment, the loss for the years ended February 28, 2011, 2010 and 2009 is a result of the continued weak retail economy in the United States and particularly in the furniture industry.

Net cash provided by investing activities was $749,000 for FY 11 and net cash used by investing activities was $1.1 million and $6.0 million for FY 10 and FY 09, respectively. In April 2010, the Company sold its Lanham, Maryland retail store building to Creative Distribution Services, LLC for $2.6 million in a sale-leaseback transaction. Net cash used in investing activities was for the purchase of property plant and equipment as the Company continues to add new stores and maintain existing stores and distribution facilities. Additions to property, plant and equipment were $951,000, $1.5 million and $4.1 million for FY 11, FY 10 and FY 09, respectively. FY 09 also included $2.0 million for the 75% interest in the assets purchased from Mattress Discounters and FY 10 included $393,000 for the sale of 10% of that interest to the minority interest holder. In FY 11, there was a capital distribution to the members of MDG, and the $927,000 reflected is the non-controlling interest’s share.

The Company continues to carefully manage its credit facility with Wells Fargo to assist with cash flow. (See “Financing and Debt,” below) Under the new credit facility with Wells Fargo, both borrowings and repayments of the credit facility loan are higher than what previously was shown in the statement of cash flows under the Bank of America credit facility. Under the new facility, Wells Fargo drafts the Company’s accounts each day for repayments and then the Company requests new borrowings as needed for each day. Net borrowings were $6.1 million, $2.1 million and $6.0 million in FY11, FY 10 and FY 09, respectively.

The increase in cash to $2.4 million at February 28, 2011 from $733,000 at February 28, 2010 was mainly due to the level of cash held at the different financial institutions by RoomStore and MDG. RoomStore’s corporate bank accounts were moved to Wells Fargo after the new credit facility was entered into and MDG’s corporate accounts were left at the previous institution. At February 28, 2010, RoomStore’s net overdrafts on that day were offset by MDG’s positive cash position whereas at February 28, 2011, RoomStore’s net overdrafts were not offset by MDG’s positive cash position. Bank overdrafts were approximately $1.2 million at February 28, 2011 and were approximately $470,000 at February 28, 2010.

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

The second factor, decreased consumer spending due the recession, has negatively impacted our cash flow. As explained above under “Our Business”, furniture sales are closely linked to housing sales. The housing markets peaked in 2005-2006, and have fallen steadily since then. Our sales have tracked this decline. In FY 07, our sales were $378.1 million. Sales for FY 09, FY 10 and FY 11 were $328.4 million, $318.1 million and $323.4 million, respectively. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to continue to be tight in the next fiscal year. To address this situation, the Company has carefully reviewed, and continues to review, all operational expenses. Based on this review process, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced inventory levels, reduced salaries and benefits and has reduced personnel, which we believe has lowered the sales level required to become profitable. Sources of liquidity during the next fiscal year will continue to be from operations, mainly from the reduction in inventory levels and the use of the credit facility, which the Company believes will be sufficient. Should this not be adequate, the Company will seek additional availability under the credit facility, and will look at raising additional capital through the equity markets or through disposition of assets. Remaining borrowing availability under the credit facility was approximately $3.0 million at February 28, 2011.

The Company also took advantage of a significant opportunity with its purchase of the MDG business. The Company determined that one of the reasons for the bankruptcy of the former Mattress Discounters Corporation was excessive overhead and operating expenses. Mattress Discounters Corporation had a large corporate office staff, and an expensive distribution and delivery system. RoomStore actually had excess support capacity, and this excess capacity was used to provide distribution, delivery and office support for MDG after the acquisition. This arrangement allowed the Company to preserve certain jobs and positions that might have otherwise been eliminated. Since the acquisition of the MDG business in December 2008, the MDG business has continued to improve. Any net profits from the MDG business can be distributed pro-rata to the owners. (For more information, see discussion of Mattress Discounters in the “Business” section above)

Financial Position for February 28, 2011 Compared to February 28, 2010

Income tax receivable decreased by $1.6 million, as a result of refunds being received in the third quarter of FY 11 related to the carry-back of tax losses generated in the prior fiscal years. Property, plant and equipment decreased $5.5 million mainly as a result of the sale of the Lanham, Maryland retail store to Creative Distribution Services, LLC in April 2010 and depreciation expense of $4.5 million.

Accounts payable increased $3.2 million, or 27.9% to $14.7 million at February 28, 2011 from the balance at February 28, 2010. The accounts payable balances fluctuate depending on the timing of invoices received and payment terms with the vendors. The credit facility balance increased 54.9% to $17.1 million at February 28, 2011 from the balance at February 28, 2010. The amount outstanding fluctuates depending on operational needs and levels of inventory, receivables, reserves, etc.

Financing and Debt

On May 27, 2010, the Company entered into a four-year, $30 million revolving credit facility (“Revolver”) with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement has an accordion feature which allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, the previous Bank of America credit facility was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, we have the option to enter into up to five fixed maturity loans at a time with interest calculated at LIBOR plus 3.0%. The fixed maturity LIBOR loans generally have a 30-day maturity and a lower interest rate than the variable portion of the facility and may be rolled over indefinitely until the credit facility expires. We will use this facility based on fluctuating operating needs and pay off the borrowings as quickly as possible. We were in compliance with all loan covenants at February 28, 2011 and 2010.

We also have a real estate mortgage note payable bearing interest at 7.25% per year with a final balloon payment due on July 1, 2016. This note was used to finance construction of our Myrtle Beach, South Carolina store. The principal unpaid balance at February 28, 2011, 2010, and 2009 was $2.4 million, $2.5 million and $2.5 million, respectively, and the loan is secured by the underlying property.

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

The following table summarizes the timing of cash payments related to our outstanding contractual obligations as of February 28, 2011 (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt obligations:
Principal payments	$83	$186	$214	$1,938	$2,421
Contractual interest	173	326	298	879	1,676
Note payable - credit facility	—	—	17,115	—	17,115
Operating leases (other than property)	914	979	31	—	1,924
Purchase obligations	1,171	—	—	—	1,171
Property leases	30,724	48,451	25,808	28,633	133,616

Total	$33,065	$49,942	$43,466	$31,450	$157,923

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of February 28, 2011 or 2010, other than $1.5 million and $2.3 million, respectively, of outstanding letters of credit related to insurance policies.

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

Deferred Revenue

Deferred revenue represents the amount of sales that have been recorded but have not yet been delivered to the customer for a variety of reasons (i.e. merchandise is on back-order, customer has not yet arranged a delivery date, etc.). This revenue will be recognized when the furniture is delivered to the customer. Warranty fee income is deferred and recognized over the period that the anticipated cost of warranty-required repairs are expected to be incurred based on historical trends in accordance with Financial Accounting Standards Board technical guidance. The periods covered under the warranties range from three to five years. Deferred warranty revenue is included in the accrued liabilities line on the balance sheet and totaled $3.3 million and $2.1 million at February 28, 2011 and 2010, respectively. Should the time between the warranty sale and the date of a related claim notification shift either to a shorter or longer period then the amount of revenue being deferred would increase or decrease. The Company does not anticipate a material fluctuation in the warranty claim time periods based on historical experience.

Income Taxes

Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Changes in the tax laws could cause changes in these estimates.

New Accounting Standards

See “Recent Accounting Pronouncements “ in Note 1, Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements included in this document for a discussion of recent accounting pronouncements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding the required disclosure.

As required by Rule 13a-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2011. Based on this evaluation, the CEO and CFO have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2011.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

We currently have four directors and one vacancy on our board of directors. The vacancy is due to the resignation of N. Martin Stringer on May 20, 2011. The Company is in the process of seeking a new director. The following biographical information discloses each director’s age and business experience.

Robert C. Shaffner (67) has served as Chairman of the Board and Director since 2005. He also serves on our Compensation Committee, our Audit Committee and our Corporate Governance Committee. He retired from Klaussner Furniture in 2001, where he was a Senior Vice President and Chief Financial Officer. Previously, he held positions as President of ACME McCrary Corporation and Prestige Fabricators, and Senior Vice President of Wachovia Bank. Mr. Shaffner currently services as Director and Secretary for Randolph Oil Company, Inc., Director of Sapona Manufacturing Company, Director and Vice Chairman of Randolph Hospital Inc., and Director of Our Daily Bread, Inc. Mr. Shaffner brings to the board financial skills and insights as a result of his years of experience as a senior executive in charge of financial matters at Klaussner and Wachovia Bank.

Steven L. Gidumal (53) was appointed to the Board on April 7, 2011 and is the Chairman of our Audit Committee. He also serves on our Compensation Committee and our Corporate Governance Committee. Mr. Gidumal is the co-Founder, President and Portfolio Manager of Virtus Capital, LP, a private investment company, since February 2004. Previously, he held senior positions with two private investment funds – Resurgence Asset Management where he was co-portfolio manager, and Tribeca Invesments where he was portfolio manager. Prior to that, he was an Associate Director at Bear Stearns & Co., was a Vice President at Rothschild, Inc., was Director of Operations at Polychrome Corporation, and was a senior consultant at Arthur Andersen. Mr. Gidumal brings to the board extensive experience in finance, investment banking and business operations.

Ronald A. Kaplan (67) has been a director since 2005, and is chairman of the Corporate Governance Committee. He also serves on our Audit Committee and our Compensation Committee. For the past five years, Mr. Kaplan has advised a number of retailers, investment firms, hedge funds and law firms through his firm, Kaplan Business Consulting, LLC. Formerly he worked for Staubach Retail Services and is currently affiliated with Julius M. Feinblum Real Estate. Previously, he held positions as Chief Executive Officer of Room Plus, President and Chief Operating Officer of Levitz Furniture and consultant to Sauder Woodworking Company. Mr. Kaplan also serves on the board of Goex USA, and during the past 10 years has served on the boards of Levitz Furniture Corporation, Syratech Corporation and Creative Group. Mr. Kaplan brings to the board experience as a senior executive in the furniture retail and furniture manufacturing sectors plus experience in commercial real estate.

Curtis C. Kimbrell (65) is President and Chief Executive Officer of RoomStore, and more information on Mr. Kimbrell is provided below under “Executive Officers.” Mr. Kimbrell brings to the board extensive executive management experience and in-depth knowledge of the Company and its operations.

The board of directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee is responsible for retaining, reviewing and dismissing the independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter, and undertaking such other incidental functions as the board may authorize. The Audit Committee is also responsible for reviewing and approving conflict of interest transactions for the Company. The members of the Audit Committee are Steven Gidumal (Chairman), Robert C. Shaffner and Ronald A. Kaplan. The board of directors has determined that Mr. Gidumal is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). The board of directors previously determined that Mr. Davis was an audit committee financial expert. The Compensation Committee is responsible for administering the stock option plans, determining executive compensation policies and administering compensation plans and salary programs, including performing an annual review of the total compensation and recommended adjustments for all executive officers. The Corporate Governance Committee is responsible for assisting the board by overseeing the performance and composition of the board to ensure effective governance. Except for Mr. Kimbrell, all of the members of the board of directors, including all of the members of the Audit Committee, the Compensation Committee and the Corporate Governance Committee, meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 and are “independent directors” as defined by the listing standards of the NASDAQ Stock Market LLC.

Executive Officers

Curtis C. Kimbrell (65) has served as President and Chief Executive Officer of RoomStore since 2001, and has over 30 years of experience in the furniture industry. He began his career in 1972 working for Star Furniture in Durham, North Carolina. From 1976 to 1979, he worked as a store manager for Kimbrell’s Furniture in Charlotte, North Carolina. He then returned to Star Furniture, where he built the business from one to fifteen stores and subsequently acquired Danley Furniture, an 18-store chain. He served as President of Danley Furniture until that company was acquired by Heilig-Meyers Company in 1991. He held a number of management positions at Heilig-Meyers, eventually becoming Executive Vice President of Merchandising. After Heilig-Meyers filed for bankruptcy, he was asked to become President and Chief Executive Officer of RoomStore in early 2001.

Ned D. Crosby (53) has been with RoomStore since 2002, and currently serves as Executive Vice President – Chief Merchandising and Marketing Officer. Between 2002 and 2008, he had responsibility as Chief Operating Officer. Previously, he held positions as Vice President at museumcompany.com and Chief Administrative Officer at This End Up Furniture.

Lewis M. Brubaker (53) has been with RoomStore as Senior Vice President and Chief Financial Officer since 2001. Previously, he was Assistant Controller for Heilig-Meyers Company, and has over 13 years in the furniture industry.

John M. Hamilton (60) has served as Senior Vice President – Human Resources since 2003. Previously, he held a number of senior management positions at Heilig-Meyers Company. He has over 30 years of experience in the furniture industry.

These officers are appointed annually by the Board of Directors. Only one executive, Curtis Kimbrell, has an employment contract with the Company.

Family Relationships

Robert Kimbrell, our Vice President of Merchandising, is the son of Mr. Curtis Kimbrell, our President and Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

During FY 11, Ronald Kaplan, one of our directors, purchased 1,075 shares of RoomStore common stock on August 10, 2010, and another 2,200 shares on August 11, 2010 and another 130 shares on August 12, 2010. These purchases were late reported to the SEC on August 27, 2010. Mr. Kaplan purchased an additional 5,000 shares of RoomStore common stock on October 21, 2010, which was late reported to the SEC on October 28, 2010.

No officer or director owns more than 10 percent of the stock of the Company.

Code of Ethics

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

Robert C. Shaffner, Chairman
Steven L. Gidumal
Ronald A. Kaplan

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

The Role of the Compensation Committee

The non-employee members of the board of directors serve on the Compensation Committee, which is led by a chairman duly appointed by the board. Pursuant to its charter, the Compensation Committee meets at least two times per year, to discuss executive compensation issues. All Committee members meet the independence requirements of the SEC.

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

Summary Compensation Table

The following tables and footnotes set forth the compensation paid during the past three years to our CEO, CFO and our most highly compensated executive officers:

Name	Fiscal Year	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total Compensation
Curtis C. Kimbrell	2011	$407,351	$36,933	$—	$17,738	$462,022
President/CEO	2010	402,980	—	—	18,883	421,863
	2009	417,692	—	—	24,012	441,704
Lewis M. Brubaker, Jr.	2011	150,930	11,914	—	12,706	175,550
SVP/CFO	2010	141,739	—	—	11,343	153,082
	2009	138,854	—	108,315	15,472	262,641
Ned D. Crosby	2011	238,338	20,254	—	14,446	273,038
EVP/CMMO	2010	236,030	—	—	12,461	248,491
	2009	231,540	—	158,500	16,590	406,630
John M. Hamilton	2011	113,333	8,340	—	13,514	135,187
SVP/HR	2010	114,123	—	—	13,736	127,859
	2009	111,815	—	108,706	17,865	238,386

(1)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	For FY 11 and FY 10, no payments have been made under the Annual EBITDA-based bonus plans.
(3)	Includes (a) the Company’s matching contributions under its 401(k) plan, (b) a monthly auto allowance for certain of the officers, and (c) the premium costs for life insurance and long-term disability insurance coverage paid by RoomStore on behalf of the named executive officer.

Grants of Plan-Based Awards

During the fiscal year ended February 28, 2011, there was a performance-based incentive plan in effect and there were stock options awarded under the Company’s 2005 Stock Incentive Plan. The following table summarizes the grants made to the named executive officers:

Grants of Plan-Based Awards During Fiscal Year Ended February 28, 2011

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards; Number of Securities Underlying Options	Exercise Price of Option Awards (per share)	Grant Date Fair Value of Option Awards (per share)
		Threshold ($)	Target ($)	Maximum ($)
Curtis C. Kimbrell (Incentive Plan)	3/1/2010	150,000	300,000	600,000
Curtis C. Kimbrell (Option Award)	10/14/2010				71.300	$0.81	$0.81
Lewis M. Brubaker (Incentive Plan)	3/1/2010	40,000	80,000	160,000
Lewis M. Brubaker (Option Award)	10/14/2010				23,000	$0.81	$0.81
Ned D. Crosby (Incentive Plan)	3/1/2010	61,000	122,000	244,000
Ned D. Crosby (Option Award)	10/14/2010				39,100	$0.81	$0.81
John M. Hamilton (Incentive Plan)	3/1/2010	40,000	80,000	160,000
John M. Hamilton (Option Award)	10/14/2010				16,100	$0.81	$0.81
(1)	None of these amounts were or will be paid, as the EBITDA targets in the equity incentive plan were not met for the fiscal year ended February 28, 2011.

Equity Compensation

There have been two stock option awards since the Company emerged from bankruptcy on June 1, 2005. The first grant of options was made on March 1, 2006 and the second grant was made on October 14, 2010. The Company has made stock option awards only; no stock grants have been awarded. As of March 1, 2008, the stock options previously granted on March 1, 2006 became fully vested and exercisable. As of March 1, 2011, the stock options previously granted on October 14, 2010 became fully vested and exercisable. The following table summarizes the outstanding equity awards in the Company for the executives listed in the Summary Compensation Table. As of February 28, 2011, none of the these stock options have been exercised by any named executive officers, and all stock options awarded on March 1, 2006 have fully vested.

Outstanding Equity Awards at February 28, 2011

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Date Awarded	Option Exercise Price	Option Expiration Date
Curtis C. Kimbrell	71,300	10/14/2010	$0.81	10/14/2020
	440,725	3/1/2006	$4.76	3/1/2016
Lewis M. Brubaker	23,000	10/14/2010	$0.81	10/14/2020
	146,908	3/1/2006	$4.76	3/1/2016
Ned D. Crosby	39,100	10/14/2010	$0.81	10/14/2020
	244,847	3/1/2006	$4.76	3/1/2016
John M. Hamilton	16,100	10/14/2010	$0.81	10/14/2020
	97,941	3/1/2006	$4.76	3/1/2016

(1)	The option exercise price is for the March 1, 2006 awards is equal to the per share book value of the Company’s common stock on the grant date. The option exercise price for the October 14, 2010 awards was derived by taking an average price for the stock as traded on the OTC bulletin board, for the 30 day period of September 14, 2010 through October 14, 2010.

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

For the past three fiscal years, the Company has not achieved the EBITDA goals set forth in the respective annual plans. Therefore, no cash bonuses were paid based on the Company’s performance in fiscal years 2011, 2010 and 2009.

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

Other Benefit Plans

Profit Sharing Plan

The Company maintains the RoomStore, Inc. Employees’ Profit Sharing and Retirement Savings Plan to provide retirement, tax-deferred savings for eligible employees and their beneficiaries. The profit sharing and savings plan consists of profit sharing accounts attributable to Company matching and profit sharing contributions based on Company profits and savings accounts attributable to employee pre-tax deferrals and after-tax contributions. The profit sharing and savings plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the profit sharing and savings plan. Until January 2009, the Company made matching contributions based on participant elective pre-tax contributions; however, no Company additional profit sharing contributions have been made to the profit sharing and savings plan. These additional Company contributions are based on a formula which takes into account the size of the Company’s net income for the year, and in the past three fiscal years, the Company’s net income has not triggered any additional contributions under this formula. As of January 2009, the matching contributions were suspended due to the slowing economy and declining Company profits. The Company has re-evaluated this decision on a regular basis, but has not resumed matching contributions as of February 28, 2011.

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

Potential Payments Upon Termination or Change in Control

Our CEO (Curtis Kimbrell) has an employment agreement with certain change in control benefits. If Mr. Kimbrell’s employment agreement is terminated without cause, then he would be entitled to 1 year’s base salary, payable in regular monthly installments, plus certain severance benefits. If Mr. Kimbrell’s employment agreements is terminated subsequent to a change in control, then Mr. Kimbrell would be entitled to a lump sum payment of 3 times his base salary (or $1,200,000), plus a continuation of benefits for 36 months (approximately $60,000). These monies must be paid by the Company or its successor. This contract also contains confidentiality requirements, a 3-year post-termination cooperation provision, and a 2-year post-termination covenant non to compete, solicit or disparage. For additional information, see Exhibit 10.7 to this Form 10-K

Our three Senior Vice Presidents (Lewis Brubaker, Ned Crosby and John Hamilton) are covered by a severance plan for senior executives. Under this plan, they are entitled to 12 months salary if their employment is terminated in connection with a “business event” as defined by the plan. For the three named executives, the cumulative payments would be approximately $502,600. Business Events include a sale of the company or a majority of its assets, a reduction or downsizing of a business unit, a restructuring, a bankruptcy reorganization or any other event determined to be a “business event” by the plan administrator. This salary benefit is payable over 23 months, and ends if the executive secures new employment. The plan requires the executives to sign a release of all claims as a condition to receiving the severance benefits. For additional information, see Exhibits 10.10 to this Form 10-K.

The following table shows the potential payments to the named executive officers under the agreements described above, assuming employment termination as of May 24, 2011, for reasons other than good cause, death or disability:

Named Executive and Reason for Termination	Salary Continuation	Lump Sum Cash Payment	Continuation of Benefits	Outplacement Services	Total Benefits
Curtis C. Kimbrell (without cause)	$400,000	—	$17,738	—	$417,738
Curtis C. Kimbrell (change in control)	$1,200,000	$1,200,000	$53,214	$30,000	$1,283,214
Lewis M. Brubaker, Jr. (business event)	$150,930	—	—	—	$150,930
Ned D. Crosby (business event)	$238,338	—	—	—	$238,338
John M. Hamilton (business event)	$113,333	—	—	—	$113,333

Pension Benefits and Deferred Compensation

The Company does not have a pension plan and does not offer deferred compensation to any of its executive officers or employees.

Director Compensation

The members of the Board are paid an annual retainer of $18,000. They are also paid $1,000 for each meeting which they attend. The following table summarizes director compensation for the fiscal year ending February 28, 2011:

Name	Fees Paid In Cash		Deferred Compensation	Stock Awards	Option Awards (2)	Other Compensation	Total
Eugene I. Davis(3)	26,000		—	—	$11,914	—	$37,914
Ronald A. Kaplan	26,000		—	—	$11,914	$10,000	$47,914
Robert C. Shaffner	54,500	(1)	—	—	$11,914	—	$66,414
N. Martin Stringer(4)	26,000		—	—	$11,914	—	$37,914

(1)	In FY 10 and FY 09, Mr. Shaffner elected to defer compensation in the cumulative amount of $28,500. At his request, this deferred compensation was paid to him in FY 11.
(2)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(3)	Mr. Davis resigned from the board of directors effective March 31, 2011.
(4)	Mr. Stringer resigned from the board of directors effective May 20, 2011.

The board members also hold options to purchase shares of common stock of RoomStore, as summarized in the table below:

Name	Date of Grant	Number of Options	Option Exercise Price (1)	Fully Vested (2)	Options Expiration Date
Eugene I. Davis	3/1/2006	97,941	$4.76	Yes	3/1/2016
	10/14/2010	16,100	$0.81	Yes	10/14/2020
Ronald A. Kaplan	3/1/2006	97,941	$4.76	Yes	3/1/2016
	10/14/2010	16,100	$0.81	Yes	10/14/2020
Robert C. Shaffner	3/1/2006	97,941	$4.76	Yes	3/1/2016
	10/14/2010	16,100	$0.81	Yes	10/14/2020
N. Martin Stringer	3/1/2006	97,941	$4.76	Yes	3/1/2016
	10/14/2010	16,100	$0.81	Yes	10/14/2020

(1)	The option exercise price for the March 1, 2006 awards is equal to the per share book value of the Company’s common stock on the grant date. The option exercise price for the October 14, 2010 awards was derived by taking an average price for the stock as traded on the OTC bulletin board, for the 30 day period of September 14, 2010 through October 14, 2010.
(2)	The options granted on March 1, 2006 vested in 3 parts. One third vested immediately, a second third vested on March 1, 2007 and the final third vested on March 1, 2008. All of the options granted on October 14, 2010 vested on March 1, 2011.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former officer of RoomStore. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has one equity compensation plan, which was approved by the bankruptcy court prior to the time that the Company emerged from bankruptcy on June 1, 2005 (“Equity Plan”). Pursuant to this Equity Plan, 10% of the common stock in RoomStore, Inc. was to be set aside for equity compensation for the management team. In 2006, after due deliberation, the Board of Directors of the Company decided to grant stock options in lieu of restricted stock. Following a Black-Scholes calculation, the Board determined that 1,800,000 stock options should be made available for award to Directors and senior executives. Stock options were granted to 9 individuals under the Equity Plan in May 2006. Since that time, one executive with options resigned, and under the terms of the Equity Plan, his unexercised options reverted back to the Company. In October 2010, additional stock options were granted to 12 individuals under the Equity Plan. See Note 7 to the Consolidated Financial Statements for more information.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders	0	n/a	0
Equity Compensation Plans not approved by Security Holders	1,790,126	$3.94	9,874
Total	1,790,126	$3.94	9,874

The following table provides, as of May 24, 2011, certain information with respect to the beneficial ownership of our common stock for (i) each stockholder known by us to own beneficially more than 5% of our common stock, (ii) our directors and the named executive officers in the Summary Compensation Table above and (iii) all directors and named executive officers as a group:

Name of Beneficial Owner (1)	Fully Acquired Stock		Stock That May Be Acquired by Exercising Stock Options (2)	Percent of Class
Directors and Executive Officers
Curtis C. Kimbrell	225,815		512,025	7.56%
Steven L. Gidumal	487,338	(3)		4.99%
Ned D. Crosby			283,947	2.91%
Lewis M. Brubaker, Jr.			169,908	1.74%
Ronald A. Kaplan	9,278		114,041	1.26%
John M. Hamilton			114,041	1.17%
Robert C. Shaffner			114,041	1.17%
All directors and executive officers as a group – seven [7] persons	722,431		1,308,003	20.80%
Principal Stockholders
Unicredit Beteilgungs GMBH	756,820			7.75%
QVT Fund LP	694,605			7.11%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.
(2)	The number of shares indicated above consists of shares that may be acquired pursuant to the exercise of stock options granted under the Company’s June 1, 2006 Equity Plan. As of May 24, 2011, none of these stock options had been exercised.
(3)	Shares are held by Virtus Capital L.P. Mr. Gidumal is the President and Portfolio Manager of Virtus Capital L.P.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships

Robert Kimbrell, our Vice President of Merchandising, is the son of Mr. Curtis Kimbrell, our President and Chief Executive Officer.

Related Person Transactions and Policy

During the prior fiscal year ending February 28, 2011, there have been no transactions between the Company and related persons, where the amount involved exceeded $120,000. All related party transactions, to the extent they occur, must be reviewed and approved, or ratified, by a majority of disinterested members of the Board of Directors.

Director Independence.

We currently have four directors: Steven Gidumal, Ronald Kaplan, Curtis Kimbrell, and Robert Shaffner. Mr. Curtis Kimbrell also serves as President and CEO of the Company and is therefore not independent. Accordingly, Mr. Kimbrell does not serve on the Audit and Compensation Committees. The remaining directors (Messrs. Gidumal, Kaplan and Shaffner ) are considered independent under the definition of independence used by Nasdaq Rule 4200 (a)(15). Mr. Eugene Davis, who resigned from the Board on March 31, 2011, and Mr. N. Martin Stringer, who resigned from the Board on May 20, 2011, were both considered to be independent directors under Nasdaq Rule 4200(a)(15). The Board has determined that the members of the Audit Committee are independent directors as defined by Nasdaq Rule 4350(d)(2)(A).

Item 14. Principal Accountant Fees and Services

For each of the years ended February 28, 2011 and 2010, BDO USA, LLP billed the Company the fees set forth below in connection with professional services rendered by that firm to the Company:

	2011	2010
Audit fees	$210,000	$272,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$210,000	$272,000

Audit Fees. These are fees for professional services performed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filing and fees related to the filing of a registration statement on Form S-1 during FY 10 in addition to the various amendments of that registration statement.

The Audit Committee pre-approves all audit, audit-related and non-audit services provided by BDO USA, LLP. The Audit Committee has the sole responsibility to engage and terminate the engagement of the Company’s independent registered public accounting firm, to pre-approve such firm’s performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accounting firm its fees and plans for all auditing services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).	The following documents are filed as part of this report

(b).	Exhibits:

See index to exhibits starting on page 55.

Report of Independent Registered Public Accounting Firm

Board of Directors

RoomStore, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of RoomStore, Inc. as of February 28, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RoomStore, Inc. at February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Note 1, RoomStore adopted FASB Statement of Financial Accounting Standards No. 160 “Non-Controlling Interests in Consolidated Financial Statements”, (included in FASB ASC Topic 810 Consolidation), as of March 1, 2009.

Richmond, Virginia

May 31, 2011

RoomStore, Inc.

Consolidated Balance Sheets

As of February 28, 2011 and 2010

(In thousands, except share and per share amounts)

	2011	2010
Assets
Current Assets
Cash and cash equivalents	$2,365	$733
Inventories	44,106	45,005
Receivables (net of allowance for doubtful accounts: 02/28/11 - $126; 02/28/10 - $138)	4,161	3,947
Income taxes receivable	—	1,647
Prepaid expenses	4,201	3,218
Deferred income taxes	1,364	2,970

Total current assets	56,197	57,520

Property, plant and equipment, net	23,037	28,583
Other assets	5,844	4,114

Total Assets	$85,078	$90,217

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$14,701	$11,496
Bank overdrafts	1,224	467
Accrued expenses	17,495	16,633
Accrued income taxes	495	701
Mortgage note payable - current portion	83	77
Deferred revenue	7,448	8,765

Total current liabilities	41,446	38,139

Deferred rent	4,954	4,660
Deferred income taxes	1,364	2,970
Note payable - credit facility	17,115	11,051
Mortgage note payable	2,338	2,421

Total Liabilities	67,217	59,241

Commitments and Contingencies
Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 02/28/11 - 9,762,846; 02/28/10 - 9,767,574	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,791	46,599
Accumulated deficit	(29,717)	(17,066)

Total RoomStore, Inc. Stockholders’ Equity	17,172	29,631
Noncontrolling interest	689	1,345

Total Equity	17,861	30,976

Total Liabilities and Equity	$85,078	$90,217

The accompanying notes are an integral part of these consolidated financial statements.

RoomStore, Inc.

Consolidated Statements of Operations

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

	Year Ended February 28,
	2011	2010	2009
Net sales	$323,421	$318,131	$328,367
Cost of sales	184,889	180,168	190,901

Gross profit	138,532	137,963	137,466

Selling, general and administrative	150,238	148,294	150,267
Impairment of goodwill	—	—	5,543

Total operating expenses	150,238	148,294	155,810

Loss from operations	(11,706)	(10,331)	(18,344)

Interest expense	(963)	(535)	(464)
Other income, net	627	478	282

Total non-operating expense	(336)	(57)	(182)

Loss before income taxes	(12,042)	(10,388)	(18,526)
Income tax expense (benefit)	338	(2,751)	(4,516)

Net loss	(12,380)	(7,637)	(14,010)
Less: Net (income) loss attributable to the noncontrolling interest	(271)	(209)	238

Net loss attributable to RoomStore, Inc.	$(12,651)	$(7,846)	$(13,772)

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(1.30)	$(0.80)	$(1.41)
Weighted average number of shares outstanding	9,766,549	9,770,219	9,770,414

The accompanying notes are an integral part of these consolidated financial statements.

RoomStore, Inc.

Consolidated Statements of Cash Flows

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(12,380)	$(7,637)	$(14,010)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,467	4,759	4,918
Impairment of goodwill		—	5,543
(Gain) loss on disposal of property and equipment	(47)	107	222
Stock option compensation	192	—	—
Deferred income tax benefit	—	(1,850)	(267)
Equity in earnings of investee	(326)	(293)	(210)
Change in operating assets and liabilities:
Accounts receivable	(214)	(1,603)	(547)
Inventories	899	1,710	11,092
Prepaid expenses	(983)	25	(640)
Other assets	(1,404)	(296)	(1,185)
Deferred revenue	737	1,016	(1,524)
Accounts payable	3,205	(22)	(2,192)
Accrued expenses	(1,448)	921	(110)
Income taxes receivable/Accrued income taxes	1,441	2,973	(3,588)

Net cash used in operating activities	(5,861)	(190)	(2,498)

Cash flows from investing activities:
Additions to property, plant and equipment	(951)	(1,538)	(4,093)
Disposals of property, plant and equipment	2,627	37	25
Sale (purchase) of interest in assets of mattress company	—	393	(1,973)
Non-controlling interest capital distribution	(927)	—	—

Net cash provided by (used in) investing activities	749	(1,108)	(6,041)

Cash flows from financing activities:
Bank overdrafts	757	(112)	94
Proceeds from credit facility note	246,042	65,780	65,423
Payments of credit facility note	(239,978)	(63,695)	(59,457)
Payments of mortgage payable	(77)	(73)	(67)

Net cash provided by financing activities	6,744	1,900	5,993

Net increase (decrease) in cash and cash equivalents	1,632	602	(2,546)
Cash and cash equivalents at beginning of period	733	131	2,677

Cash and cash equivalents at end of period	$2,365	$733	$131

Supplemental disclosure of cash flow information:
Tax refunds received, net of payments	$1,155	$3,874	$660
Interest paid	565	535	464

The accompanying notes are an integral part of these consolidated financial statements.

RoomStore, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share amounts)

	RoomStore, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance - March 1, 2008	9,770,414	$98	$46,599	$4,552	$—	$51,249
Net loss	—	—	—	(13,772)	(238)	(14,010)
Initial noncontrolling interest	—	—	—	—	981	981

Balance - February 28, 2009	9,770,414	98	46,599	(9,220)	743	38,220
Net income (loss)	—	—	—	(7,846)	209	(7,637)
Common stock retired	(2,840)	—	—	—	—	—
Ownership interest sale	—	—	—	—	393	393

Balance - February 28, 2010	9,767,574	98	46,599	(17,066)	1,345	30,976
Net income (loss)	—	—	—	(12,651)	271	(12,380)
Capital distribution	—	—	—	—	(927)	(927)
Stock options granted	—	—	192	—	—	192
Common stock retired	(4,728)	—	—	—	—	—

Balance - February 28, 2011	9,762,846	$98	$46,791	$(29,717)	$689	$17,861

The accompanying notes are an integral part of these consolidated financial statements.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 64 stores (as of February 28, 2011) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishings through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company owns 65% of Mattress Discounters Group, LLC (“MDG”) which operates 81 mattress stores (as of February 28, 2011) in the states of Delaware, Maryland and Virginia and in the District of Columbia.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February.

As a result of the fiscal 2010 adoption of Financial Accounting Standards Board (“FASB”) standard “Noncontrolling Interests in Consolidated Financial Statements,” the Company classifies noncontrolling interest positions of MDG as a separate component of consolidated equity from the equity attributable to RoomStore’s stockholders. The noncontrolling interest in net income is also separately disclosed on the face of the Statement of Operations. (see “Recent Accounting Pronouncements” below)

Use of Estimates

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

Inventories

Merchandise inventories are stated at the lower of cost or market as primarily determined by the average cost method. Inventory includes certain buying, holding, and distribution costs totaling approximately $1,995 and $1,745 at February 28, 2011 and 2010, respectively. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand and market conditions and appropriate adjustments are recorded. If actual demand or market conditions are less favorable than expected then additional write-downs would be required.

Accounts Receivable

Accounts receivable are primarily comprised of amounts due to the Company from a bank for bank-financed customer sales. Pursuant to an ongoing merchant agreement, HSBC Bank Nevada, NA (“HSBC”) provides the Company with its private label non-recourse revolving credit facilities for credit sales. Wells Fargo is the primary credit facility provider for the MDG credit sales. In addition to the primary agreements, the Company has non-recourse installment credit agreements with other credit providers for those customers who do not qualify for credit under the primary HSBC and Wells Fargo programs. These facilities are accounted for in accordance with FASB standards which allows the Company to derecognize the trade receivables transferred to non-recourse private label credit providers. A provision for doubtful accounts has been established for accounts retained by the Company that are greater than 90 days past due. Generally, accounts on which payments have not been received for six months or on which the Company has received a bankruptcy notice indicating an unsecured position are

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

charged to the allowance for doubtful accounts. Accounts receivable are shown net of the allowance for doubtful accounts of $126 and $138 at February 28, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. At certain times, the Company’s cash and cash equivalents may be in excess of the FDIC insurance limit. All of our U.S. non-interest bearing cash balances were fully insured at February 28, 2011 due to a temporary U.S. federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of U.S. insurance for eligible accounts. Beginning in 2013, U.S. insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

The Company operates 64 furniture stores and 81 mattress stores throughout the Mid-Atlantic and Texas and, therefore, is not dependent on any given industry or business for its customer base and has no significant concentration of customer credit risk.

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

Consistent with the impairment indicators related to the weakness in the retail market and furniture market in particular, the Company experienced a prolonged decline in its market capitalization as compared to its book value. The Company performed an assessment of goodwill impairment as of November 30, 2008. The first step of the goodwill impairment test was performed and it was determined that the fair value of the reporting unit was less than its carrying value. The second step of the impairment test was then performed which involves calculating the implied fair value of the goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill. The Company concluded that the goodwill had no implied fair value and the entire carrying value of $5,543 was written off as of the end of the third quarter of fiscal year 2009.

The amount of the goodwill deductible for tax purposes was $0 at the time of the June 1, 2005 revaluation for emergence; therefore none of the impairment was tax deductible for fiscal 2009 or future periods.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Equity Method Investment

The Company’s 31% investment in Creative Distribution Services, LLC (“CDS”), a real estate investment company, is accounted for under the equity method. The Company’s pro-rata share of the income is included in the consolidated statements of operations inother income and was approximately $257, $211 and $210 for the years ended February 28, 2011, 2010 and 2009, respectively. The Company’s investment in CDS at February 28, 2011 and 2010 was $2,032 and $1,774, respectively, and is included in other assets in the consolidated balance sheets.

The following is summary financial information for CDS at December 31, 2010, 2009 and 2008 and for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008
Current assets	$1,108	$3,037	$2,504
Total assets	6,860	6,274	5,803
Current liabilities	214	202	191
Total liabilities	954	1,156	1,347
Members’ Equity	5,906	5,118	4,456
Rent income	1,171	921	882
Operating expenses	417	339	337
Investment income	44	79	82
Net income	798	661	627

Non-controlling Interest in Subsidiary

The Company has a 65% ownership in MDG as of February 28, 2011, a limited liability company that operates 81 mattress stores as of that date. The assets, liabilities and operations of MDG are consolidated and the non-controlling interest portion related to the 35% owner is disclosed separately on the face of the financial statements. (see Note 9)

Self Insurance

The Company is self-insured for certain losses related to worker’s compensation and employee health cost claims. The self-insured retention for worker’s compensation insurance is $250,000 per claim, and for employee health care, it is $100,000 per employee per year. The Company sets reserves to cover these retentions. The reserves are developed based on historical claims data and contain an incurred but not reported component. A difference between the estimated and actual experience could result in the need for additional self-insurance expense. Self insurance liabilities are included in accrued expenses on the consolidated balance sheets.

Deferred Rent

Rent allowances, escalations, incentives, and other special considerations are amortized on a straight-line basis into lease expense over the lease term.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. The Company has determined that valuation allowances are needed for all of its deferred tax assets and has recorded valuation allowances accordingly during FY 11 and FY 10. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. To the extent that the tax outcome of these uncertain tax positions changes, such changes in estimate may impact the income tax provision in the period in which such determination is made. Potential interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense

Fair Value of Financial Instruments

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

Revenue Recognition

The Company recognizes revenue from merchandise sales and related add-on products and services upon delivery to the customer. Appropriate provisions are made for returns. The Company recorded delivery fees charged to customers of $15,134, $14,552 and $14,020 in the net sales and recorded the related delivery costs of $18,297, $19,352 and $21,384 in cost of sales for the years ended February 28, 2011, 2010 and 2009, respectively. The Company also recorded sales of merchandise protection products and warranties of $8,137, $8,901 and $10,985 for the years ended February 28, 2011, 2010 and 2009, respectively.

Deferred Revenue

Deferred revenue represents the amount of sales that have been recorded but have not yet been delivered to the customer for a variety of reasons (i.e. merchandise is on back-order, customer has not yet arranged a delivery date, etc.). This revenue will be recognized when the furniture is delivered to the customer.

Warranty fee income is deferred and recognized over the period that the anticipated cost of warranty-required repairs are expected to be incurred based on historical trends. The periods covered under the warranties range from three to five years. Deferred warranty revenue is included in the accrued liabilities line on the balance sheet and totaled $3,261 and $2,122 at February 28, 2011 and 2010, respectively.

Advertising Expense

Advertising costs, which include newspaper, circulars, radio, television, and other media advertising, are expensed when first distributed or aired. The total amount of prepaid advertising costs included in other current assets was $1,476 and $69 at February 28, 2011 and 2010, respectively. The Company charged $22,682, $22,561 and $25,690 to advertising expense for the years ended February 28, 2011, 2010 and 2009, respectively. The Company participates in cooperative advertising programs with many of our vendors where they either pay us outright or reduce our merchandise invoice amounts in return for including their name in our advertising media. These amounts are recorded as offsets to advertising expense and totaled $4,459, $4,361 and $1,403 for the years ended February 28, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value and records compensation cost ratably using the straight-line attribution method over the expected vesting period.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2010, the FASB issued an Accounting Standards Update (“ASU”) regarding disclosure of supplementary pro forma information for business combinations. This guidance is effective for business combinations completed after February 28, 2011 and its adoption will not have an impact on the Company’s financial statements, except for disclosures.

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statements” to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard became effective for the Company on March 1, 2009.

Reclassifications

For comparative purposes, certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.

Note 2, Property, Plant and Equipment

Property, plant and equipment consist of the following at February 28, 2011 and 2010:

	2011	2010
Land and buildings	$10,456	$12,661
Fixtures, equipment and vehicles	8,675	8,370
Leasehold improvements	27,719	27,656
Construction in progress	107	90

	46,957	48,777
Accumulated depreciation	(23,920)	(20,194)

Property, plant and equipment, net	$23,037	$28,583

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Note 3, Accrued Liabilities

Accrued liabilities consist of the following at February 28, 2011 and 2010:

	2011	2010
Accrued compensation and benefits	$1,217	$1,724
Accrued advertising	2,370	2,970
Deferred warranty revenue	3,261	2,122
Mattress warranty reserve	602	643
Customer deposits	3,883	3,563
Sales tax payable	2,039	2,012
Other accrued liabilities	4,123	3,599

	$17,495	$16,633

The Company offers a mattress warranty on all of its bedding products and records a liability based on estimated costs to replace or repair the products based on historical trends. The periods covered under the warranties range from six to twenty years with the majority having a ten-year warranty.

Activity in the mattress warranty reserve is summarized as follows for the years ended February 28, 2011, 2010 and 2009:

	2011	2010	2009
Beginning balance	$643	$837	$857
Additions to reserve	379	151	375
Expenses and claims paid	(420)	(345)	(395)

Ending balance	$602	$643	$837

Note 4, Credit Arrangements

On May 27, 2010, the Company entered into a four-year, $30 million revolving credit facility (“Revolver”) with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement allows the Company to increase the Revolver to $35 million if needed. Amounts available for borrowing under the Revolver are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale.

Borrowing availability under the Revolver fluctuates based on outstanding borrowings, inventory levels and other specified adjustments. Amounts available under the Revolver are reduced by outstanding letters of credit, which were approximately $1,450 and $2,300 at February 28, 2011 and 2010, respectively. Remaining borrowing availability at February 28, 2011 was approximately $3,000. If actual borrowings exceed a certain amount, then Wells Fargo will impose a number of conditions which would limit the Company’s independence and require the bank’s consent for certain operating decisions. The agreement may limit or restrict, among other things, the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make other payments, (iii) consummate future asset sales or acquisitions, (iv) enter into future transactions with affiliates, or (v) merge, consolidate or sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the Company’s assets.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Interest rates under the Revolver are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, the Company has the option to enter into up to five fixed maturity loans at a time with interest calculated at LIBOR plus 3.0%. The fixed maturity LIBOR loans generally have a 30-day maturity and a lower interest rate than the variable portion of the facility and may be rolled over indefinitely until the credit facility expires. At February 28, 2011, there were $16,000 of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 3.26% and a maturity date of March 13, 2011. At maturity, the LIBOR loan rolled over three more times into a new loan with a current maturity date of June 13, 2011. There was also an additional $1,115 in borrowings outstanding under the variable rate portion of the credit facility at February 28, 2011, which is due no later than April 30, 2014 but may be repaid earlier. The Company will use this facility based on fluctuating operating needs and pay off the borrowings as quickly as possible. On May 27, 2010, the previous credit facility with Bank of America was paid off with respect to any outstanding borrowings from proceeds under the Wells Fargo Revolver. At February 28, 2010, there were outstanding borrowings of $11,051 under the Bank of America facility. The Company was in compliance with all loan covenants at February 28, 2011 and 2010.

The Company also has a real estate mortgage note payable bearing interest at 7.25% per year with a final balloon payment due on July 1, 2016. The principal unpaid balance at February 28, 2011 and 2010 was $2,421 and $2,498, respectively and is secured by the underlying property. The contractual principal payments for the mortgage note payable in the five fiscal years subsequent to February 28, 2011 are as follows: 2012 - $83, 2013 - $90, 2014 - $96 and 2015 - $103 and 2016 and thereafter - $2,049.

Note 5, Income Taxes

The provision for income taxes consists of the following for the years ended February 28, 2011, 2010 and 2009:

	2011	2010	2009
Current:
Federal	$238	$(1,547)	$(4,193)
State	100	646	(56)

	338	(901)	(4,249)

Deferred:
Federal	—	(1,535)	(235)
State	—	(315)	(32)

	—	(1,850)	(267)

Total income tax expense (benefit)	$338	$(2,751)	$(4,516)

The Internal Revenue Service (“IRS”) completed its examination of the Company’s federal income tax returns for the tax years ended February 28, 2006 to February 28, 2009 and all the effects of the adjustments from the examination were recorded in the year ended February 28, 2010. U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

The valuation allowance adjustment recorded in the years ended February 28, 2011 and 2010 is a result of the Company’s review of its deferred tax assets, the negative income history for the previous three years due to the economy and the uncertainty of the economic recovery that all suggests that net deferred tax assets should be reserved. The reserve is reviewed at the end of each quarter.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

The following table reconciles the Company’s effective tax rates to the federal statutory tax rate for the years ended February 28, 2011, 2010 and 2009:

	2011	2010	2009
Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
Non-deductible goodwill impairment	—	—	10.2
State income tax, net of federal benefit	1.7	(4.5)	(0.5)
Valuation allowance	34.5	17.5	—
IRS examination	—	(4.8)	—
Other	0.5	(0.2)	(0.4)

Effective income tax rate	2.7%	(26.0)%	(24.7)%

The Company’s deferred tax liability is primarily due to reorganization under Chapter 11. Deferred tax assets (liabilities) as of February 28, 2011 and 2010 were as follows:

	2011	2010
Current deferred tax assets (liabilities):
Accrued liabilities	$2,454	$1,955
Deferred revenue	377	1,555
Inventory related	300	303
Accounts receivable related	40	45
Valuation allowance	(1,807)	(888)

	1,364	2,970

Long-term deferred tax assets (liabilities):
Property, plant and equipment	(3,211)	(5,089)
Leases	1,692	1,677
Stock options	1,375	1,299
Partnership interests	(1,135)	(1,133)
Valuation allowance	(4,248)	(971)
Net operating loss carry-backs	4,087	1,171
Other	76	76

	(1,364)	(2,970)

Deferred tax asset (liability), net	$—	$—

Note 6, Retirement Plan

The Company has a qualified profit sharing and retirement savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code and covers substantially all the Company’s employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. At its discretion, the Company matches on the first two percent of the employee’s compensation contributed to

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

the plan. The Company may also make an additional matching contribution if and to the extent that four percent of the Company’s estimated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. As of January 2009, the matching contributions were suspended due to the slowing economy and declining company profits. Going forward, the Company will re-evaluate this decision on a quarterly basis. Contribution expense for the year ended February 28, 2009 was $392. There was no contribution expense for the years ended February 28, 2011 or 2010.

Note 7, Stockholders’ Equity

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

Stock options to purchase a total of 370,000 shares of common stock were granted on October 14, 2010 at an option price of $0.81 per share and a weighted average fair value per share of $0.52. The options vested on March 1, 2011. The options expire ten years from the date of grant. The weighted average fair value for these options was estimated at the time of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.18%, expected life in years of 5 years, expected volatility of 80% and expected dividend yield of 0%. Compensation expense of $192 related to this option grant was recorded in the statement of operations for the year ended February 28, 2011. The Company had no stock compensation expense for the years ended February 28, 2010 and 2009. There were 9,874 shares available for future grant at February 28, 2011.

A summary of stock option activity for the years ended February 28, 2011 and 2010 is presented below. There was no stock option activity during the year ended February 28, 2009.

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at February 28, 2009	1,567,034	$4.76	$2.08	7.0
Options forfeited	(146,908)	4.76

Outstanding at February 28, 2010	1,420,126	4.76	2.08	6.0
Options granted	370,000	0.81	0.52	9.6

Outstanding at February 28, 2011	1,790,126	3.94	1.76	6.0

Exercisable at February 28, 2011	1,420,126	$4.76	$2.08	5.0

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended February 28, 2011, 2010 and 2009:

	Year Ended February 28,
	2011	2010	2009
Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(12,651)	$(7,846)	$(13,772)

Denominator:
Weighted average shares for basic earnings per share	9,766,549	9,770,219	9,770,414
Effect of dilutive securities for employee stock options	—	—	—

	9,766,549	9,770,219	9,770,414

Basic and diluted earnings per share attributable to RoomStore, Inc. stockholders	$(1.30)	$(0.80)	$(1.41)

For FY 11, 1,790,126 common shares were excluded from the diluted earnings per share calculation because their impact was anti-dilutive. For FY 10, 1,420,126 common shares were excluded and for FY 09, 1,567,034 common shares were excluded.

Registration Rights Agreement

In connection with the approval of the bankruptcy plan, on June 1, 2005, the Company entered into a registration rights agreement, which granted certain rights to future holders of RoomStore common stock, namely the Heilig-Meyers Liquidation Trust (“Trust”). The Trust was issued 7,006,520 shares of RoomStore common stock on November 15, 2006. In 2008, the Trust sent a written request asking the Company to register the Trust’s stock with the Securities and Exchange Commission (“SEC”). The Company filed a Form S-1 with the SEC to register the stock held by the Trust, and registration became effective on December 22, 2009.

Note 8, Commitments

Leases

The Company has entered into non-cancelable lease agreements with initial terms ranging from 1 to 25 years for certain stores and warehouses. Certain leases include renewal options ranging from 1 to 10 years that may be exercised at the Company’s option. Most of the leases are net leases, under which the lessee pays its proportionate share of the taxes, insurance and maintenance costs. Leases containing escalation clauses are expensed on a straight-line basis over the term of the lease. The Company also leases vehicles and data processing and office equipment under operating leases that generally expire over the next four years.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of February 28, 2011 are as follows:

Fiscal Years	Amount
2012	$31,638
2013	26,562
2014	22,868
2015	14,834
2016	11,005
Thereafter	28,633

$135,540

Rent expense was $32,626, $32,771and $26,824 for the years ended February 28, 2011, 2010 and 2009, respectively.

The Company owned a retail property in Lanham, Maryland which was sold to Creative Distribution Services, LLC (“CDS”) for $2.6 million in a sale-lease-back transaction in April 2010. The Company owns 31.0% of CDS, a Virginia limited liability company formed for the purpose of real estate investment. The initial lease term is 10 years and rent expense paid to CDS in FY 11 was $250. The gain on the sale was deferred and is being recognized over the 10-year lease term. Future minimum lease payments under this lease as of February 28, 2011 are as follows for these fiscal years: 2012 - $300, 2013 - $321, 2014 - $325, 2015 - $325, 2016 - $346 and thereafter - $1,458.

Note 9, Acquisition

In November 2008, the Company formed a limited liability company, Mattress Discounters Group, LLC (“MDG”), for the purpose of purchasing certain assets from the bankrupt Mattress Discounters Corporation. At that time, The Company owned 75% of MDG and the Chief Executive Officer of MDG owned the remaining 25%. On December 5, 2008, MDG purchased certain assets from the bankrupt Mattress Discounters Corporation. MDG paid approximately $2,600 for the designated net assets of Mattress Discounters Corporation. MDG also assumed 73 property leases and nine executory contracts. The Company provides certain services to MDG (accounting, human resources and payroll, distribution and delivery and other services) under a management services agreement. The noncontrolling interest related to MDG is recorded in accordance with the FASB standard on non-controlling interests. (See Note 1)

The results of MDG’s operations have been included in the consolidated financial statements of the Company since December 6, 2008. Effective January 1, 2010, the minority interest holder purchased an additional 10% interest in MDG from the Company for approximately $400 as permitted by a December 2008 Membership Interest Option Agreement between the minority interest holder and the Company.

Note 10, Segments

The Company’s operations are classified into two operating segments: RoomStore (“RS”) and Mattress Discounters Group (“MDG”). These operating segments represent strategic business areas which operate as stand-alone companies and offer two types of home furnishings to its customers.

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

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

The following table sets forth selected financial information for the two segments for the years ended February 28, 2011, 2010 and 2009. The MDG amounts for the year ended February 28, 2009 represent the operations for the period since acquisition (December 6, 2008 through February 28, 2009).

	Year Ended February 28, 2011
	RoomStore	Mattress Discounters	Consolidated
Net sales	$261,801	$61,620	$323,421
Interest expense	963	—	963
Depreciation and amortization	4,282	185	4,467
Income (loss) before income taxes	(12,851)	809	(12,042)
Capital expenditures	750	201	951

	Year Ended February 28, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$258,622	$59,509	$318,131
Interest expense	535	—	535
Depreciation and amortization	4,585	174	4,759
Income (loss) before income taxes	(11,190)	802	(10,388)
Capital expenditures	1,191	310	1,501

	Year Ended February 28, 2009
	RoomStore	Mattress Discounters	Consolidated
Net sales	$318,549	$9,818	$328,367
Interest expense	464	—	464
Depreciation and amortization	4,916	2	4,918
Loss before income taxes	(17,575)	(951)	(18,526)
Capital expenditures	4,015	53	4,068

RoomStore, Inc.

Notes to Consolidated Financial Statements

Years Ended February 28, 2011, 2010 and 2009

(In thousands, except share and per share amounts)

The following table represents segment identifiable assets at February 28, 2011 and 2010:

	2011	2010
RoomStore	$76,878	$86,896
Mattress Discounters	9,033	8,668
Consolidating Adjustments	(833)	(5,347)

Consolidated	$85,078	$90,217

Note 11, Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2011 and 2010:

	Quarter Ended
	May 31	August 31	November 30	February 28
Fiscal 2011
Net sales	$78,609	$91,982	$79,953	$72,877
Gross profit	33,861	40,223	33,689	30,759
Net loss attributable to RoomStore, Inc.	(2,559)	(65)	(7,178)	(2,849)
Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	(0.26)	(0.01)	(0.73)	(0.30)
Fiscal 2010
Net sales	$77,483	$81,625	$80,100	$78,923
Gross profit	32,265	35,122	35,730	34,846
Net loss attributable to RoomStore, Inc.	(3,239)	(1,462)	(2,074)	(1,071)
Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	(0.33)	(0.15)	(0.21)	(0.11)

Note 12, Subsequent Events

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that provide additional evidence about conditions of the Company that existed as of February 28, 2011, or that qualify as “recognized subsequent events” as defined by Accounting Standards Codification (“ASC”) Topic 855.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RoomStore, Inc.

Dated: May 31, 2011	By:	/s/ CURTIS C. KIMBRELL
Curtis C. Kimbrell
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Dated: May 31, 2011	By:	/s/ CURTIS C. KIMBRELL
Curtis C. Kimbrell
President and CEO and Director
(Principal Executive Officer)

Dated: May 31, 2011	By:	/s/ LEWIS M. BRUBAKER, JR.
Lewis M. Brubaker, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 31, 2011	By:	/s/ ROBERT C. SHAFFNER
Robert C. Shaffner
Director and Chairman of the Board

Dated: May 31, 2011	By:	/s/ STEVEN L. GIDUMAL
Steven L. Gidumal
Director

Dated: May 31, 2011	By:	/s/ RONALD A. KAPLAN
Ronald A. Kaplan
Director

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of RoomStore, Inc., as amended and restated.*

3.2	Bylaws of RoomStore, Inc., as amended and restated.*

4.1	Specimen Stock Certificate of RoomStore, Inc.’s common stock, par value $0.01 per share.*

10.1	Loan and Security Agreement, dated May 27, 2010, between Wells Fargo Retail Finance, LLC and RoomStore, Inc.**

10.2	Amended and Restated Credit Card Program Agreement, dated September 1, 2005, by and between HSBC Bank Nevada, N.A. and RoomStore, Inc.*

10.3	Application and Services Agreement, dated October 7, 2005, by and between Furniture.com, Inc. and RoomStore, Inc.*

10.5	RoomStore, Inc. 2005 Stock Incentive Plan, as amended and restated.*#

10.6	Form of Nonstatutory Stock Option Agreement under RoomStore, Inc. 2005 Stock Incentive Plan.*#

10.7	Employment Agreement, dated June 1, 2005, between RoomStore, Inc. and Curtis C. Kimbrell.*#

10.8	Management Incentive Plan for FY 11.#

10.9	RoomStore, Inc. Severance Plan, as amended.#

10.10	Severance Plan for Senior Executive Employees, as amended.#

10.11	Form of Indemnity Agreement between RoomStore, Inc. and Directors.*#

10.12	Operating Agreement for Mattress Discounters Group, LLC.*

10.13	Management Services Agreement between RoomStore, Inc. and Mattress Discounters Group, LLC.*

10.14	Credit Card Retailer Agreement, dated December 1, 2001 between Wells Fargo Financial National Bank and Mattress Discounters.*

10.15	Deferred Compensation Plan for Non-Employee Directors.*#

14	Code of Ethics.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), under the Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed under the same exhibit number with the Company’s Registration Statement on Form S-1 (Registration No. 333-158373) and incorporated herein by reference.
**	Previously filed as under the same exhibit number with the Company’s quarterly report on Form 10-Q (SEC File No. 000-54019) filed July 15, 2010.
#	Management contract or compensatory plan or agreement, required to be filed as an exhibit.