Form 10-Q
period 2011-05-31
RoomStore, Inc.
filed 2011-08-19
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of August 17, 2011, 9,762,846 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROOMSTORE, INC.

Condensed Consolidated Balance Sheets

As of May 31, 2011 and February 28, 2011

(In thousands, except share and per share amounts)

	May 31, 2011	February 28, 2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,150	$2,365
Inventories	40,039	44,106
Receivables (net of allowance for doubtful accounts: 05/31/11 - $107; 02/28/11 - $126)	5,693	4,161
Prepaid expenses	3,948	4,201
Deferred income taxes	1,151	1,364

Total current assets	51,981	56,197

Property, plant and equipment, net	22,173	23,037
Other assets	5,791	5,844

Total Assets	$79,945	$85,078

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$14,525	$14,701
Bank overdrafts	1,910	1,224
Accrued expenses	20,810	17,495
Accrued income taxes	345	495
Mortgage note payable - current portion	85	83
Deferred revenue	7,442	7,448

Total current liabilities	45,117	41,446

Deferred rent	4,867	4,954
Deferred income taxes	1,151	1,364
Note payable - credit facility	13,212	17,115
Mortgage note payable	2,316	2,338

Total Liabilities	66,663	67,217

Commitments and Contingencies

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 05/31/11 - 9,762,846; 02/28/11 - 9,762,846	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,791	46,791
Accumulated deficit	(34,172)	(29,717)

Total RoomStore, Inc. Stockholders’ Equity	12,717	17,172
Noncontrolling interest	565	689

Total Equity	13,282	17,861

Total Liabilities and Equity	$79,945	$85,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Operations

Three Months Ended May 31, 2011 and 2010

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended May 31,
	2011	2010

Net sales	$67,373	$78,609
Cost of sales	38,409	44,748

Gross profit	28,964	33,861

Selling, general and administrative	33,349	36,260

Total operating expenses	33,349	36,260

Loss from operations	(4,385)	(2,399)

Interest expense	(198)	(143)
Other income, net	99	69

Total non-operating expense	(99)	(74)

Loss before income taxes	(4,484)	(2,473)
Income tax expense	95	120

Net loss	(4,579)	(2,593)
Less: Net loss attributable to the noncontrolling interest	124	34

Net loss attributable to RoomStore, Inc.	$(4,455)	$(2,559)

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.46)	$(0.26)
Weighted average number of shares outstanding	9,762,846	9,767,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended May 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(4,579)	$(2,593)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,033	1,166
Gain on disposal of property and equipment	(25)	(140)
Equity in earnings of investee	(80)	(61)
Change in operating assets and liabilities:
Accounts receivable	(1,532)	(3,679)
Inventories	4,067	(120)
Prepaid expenses	253	170
Other assets	133	(1,764)
Deferred revenue	9	2,135
Accounts payable	(176)	1,260
Accrued expenses	3,228	4,845
Income taxes receivable/Accrued income taxes	(150)	(564)

Net cash provided by operating activities	2,181	655

Cash flows from investing activities:
Additions to property, plant and equipment	(170)	(232)
Proceeds from disposals of property, plant and equipment	11	1,990

Net cash (used in) provided by investing activities	(159)	1,758

Cash flows from financing activities:
Bank overdrafts	686	(467)
Proceeds from credit facility note	53,292	30,507
Payments of credit facility note	(57,195)	(27,454)
Payments of mortgage payable	(20)	(18)

Net cash (used in) provided by financing activities	(3,237)	2,568

Net (decrease) increase in cash and cash equivalents	(1,215)	4,981

Cash and cash equivalents at beginning of period	2,365	733

Cash and cash equivalents at end of period	$1,150	$5,714

Supplemental disclosure of cash flow information:
Taxes paid	$244	$684
Interest paid	170	143

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended May 31, 2011

(In thousands, except share amounts)

	RoomStore, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amounts

Balance - March 1, 2011	9,762,846	$98	$46,791	$(29,717)	$689	$17,861
Net loss	—	—	—	(4,455)	(124)	(4,579)

Balance - May 31, 2011	9,762,846	$98	$46,791	$(34,172)	$565	$13,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 66 stores (as of May 31, 2011) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishings through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company owns 65% of Mattress Discounters Group, LLC (“MDG”) which operates 83 mattress stores (as of May 31, 2011) in the states of Delaware, Maryland and Virginia and in the District of Columbia.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011. These statements do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended February 28, 2011 included in Form 10-K. The balance sheet as of February 28, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2, Accrued Liabilities

Accrued liabilities consists of the following at May 31, 2011 and February 28, 2011:

	May 31, 2011	February 28, 2011
Accrued compensation and benefits	$2,910	$1,217
Accrued advertising	2,687	2,370
Deferred warranty revenue	3,682	3,261
Mattress warranty reserve	606	602
Customer deposits	5,330	3,883
Sales tax payable	1,601	2,039
Other accrued liabilities	3,994	4,123

	$20,810	$17,495

Note 3, Credit Arrangements

On May 27, 2010, the Company entered into a four-year, $30 million revolving credit facility (“Revolver”) with Wells Fargo Retail Bank, N.A. secured by all assets of the Company. The agreement allows the Company to

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

Interest rates under the Revolver are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, the Company has the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. The fixed maturity LIBOR loans generally have a 30-day maturity and a lower interest rate than the variable portion of the facility. At May 31, 2011, there were $13,000 of outstanding borrowings under a fixed maturity LIBOR loan at an interest rate of 3.20% and a maturity date of June 13, 2011. At maturity, the LIBOR loan rolled over two more times into a new loan with a current maturity date of August 12, 2011. There was also an additional $212 in borrowings outstanding under the variable rate portion of the credit facility at May 31, 2011 at a current interest rate of 5.25%. As the LIBOR loan matures each month, the Company decides on the amount to leave under the LIBOR portion of the facility and the amount that will flow to the variable portion of the facility. The Company will use this facility based on fluctuating operating needs and pay off the borrowings as quickly as possible. All amounts borrowed under the credit facility are due no later than April 30, 2014 but may be repaid earlier. Remaining borrowing availability was approximately $2,300 and $2,600 at May 31, 2011 and February 28, 2011, respectively. The Company was in compliance with all loan covenants at May 31, 2011 and February 28, 2011.

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

Stock options to purchase a total of 370,000 shares of common stock were granted on October 14, 2010 at an option price of $0.81 per share and a weighted average fair value per share of $0.52. The options vested on March 1, 2011. The options expire ten years from the date of grant. The weighted average fair value for these options was estimated at the time of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.18%, expected life in years of 5 years, expected volatility of 80% and expected dividend yield of 0%. The Company had no stock compensation expense for the three months ended May 31, 2011 or 2010. There were 123,915 shares available for future grant at May 31, 2011.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended May 31, 2011 and 2010:

	Three Months Ended May 31,
	2011	2010

Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(4,455)	$(2,559)

Denominator:
Weighted average shares for basic earnings per share	9,762,846	9,767,557
Effect of dilutive securities for employee stock options	—	—

	9,762,846	9,767,557

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.46)	$(0.26)

For the three months ended May 31, 2011, 1,676,085 common shares were excluded from the diluted earnings per share calculation because their impact was anti-dilutive. For the three months ended May 31, 2010, 1,420,126 common shares were excluded.

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

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth selected financial information for the two segments for the three months ended May 31, 2011 and 2010.

	Three Months Ended May 31, 2011
	RoomStore	Mattress Discounters	Consolidated
Net sales	$54,120	$13,253	$67,373
Interest expense	198	—	198
Depreciation and amortization	991	42	1,033
Loss before income taxes	(4,130)	(354)	(4,484)
Capital expenditures	105	65	170

	Three Months Ended May 31, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$64,558	$14,051	$78,609
Interest expense	143	—	143
Depreciation and amortization	1,118	48	1,166
Loss before income taxes	(2,375)	(98)	(2,473)
Capital expenditures	166	81	247

The following table represents segment identifiable assets:

	May 31, 2011	February 28, 2011
RoomStore	$71,066	$76,878
Mattress Discounters	9,712	9,033
Consolidating Adjustments	(833)	(833)

Consolidated	$79,945	$85,078

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

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended February 28, 2011 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 31, 2011. This discussion contains certain forward-looking statements, which are based on management’s current expectations, estimates and projections about our business. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Such risks and uncertainties include the difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending and adversely affect our financial condition; competition in the home furnishings industry that limits our ability to adjust our product prices; our loan agreement covenants triggered when borrowings exceed a specified level that may make it more difficult to operate our business; tightening or other modification of terms by our vendors or suppliers may negatively impact our liquidity; actions that may be required to satisfy our obligations to our asset-based lender relating to our outstanding indebtedness; changes in freight rates and consumer discount fees that may increase our costs; and changes in foreign countries from which we obtain 70% of our merchandise that may affect our operations, as well as the other factors discussed under the “Risk Factors” section.

Any forward-looking statement that we make speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 23, 2011 by Furniture Today. We currently operate 60 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and four clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which currently operates 84 Mattress Discounters stores in Delaware, Maryland, Virginia and the District of Columbia.

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

Our Company continues to be significantly impacted by current economic conditions as sales volumes continue to be below historical levels. Sales volumes have also been and continue to be negatively affected by the customers’ difficulty in obtaining third party financing in the current credit market environment. Management has continued to evaluate operating strategies, costs and infrastructure and has made adjustments where warranted to lower fixed costs to help us through this period; however, there can be no assurance that these efforts will improve operating results.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its Form 10-K filed with the SEC on May 31, 2011.

Results of Operations

Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the three months ended May 31, 2011 and 2010:

	2011		2010
	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$67,373	100.0%	$78,609	100.0%
Cost of sales	38,409	57.0%	44,748	56.9%

Gross profit	28,964	43.0%	33,861	43.1%

Selling, general and administrative	33,349	49.5%	36,260	46.1%

Total operating expenses	33,349	49.5%	36,260	46.1%

Loss from operations	(4,385)	-6.5%	(2,399)	-3.0%

Interest expense	(198)	-0.3%	(143)	-0.2%
Other income, net	99	0.1%	69	0.1%

Total non-operating expense	(99)	-0.2%	(74)	-0.1%

Loss before income taxes	(4,484)	-6.7%	(2,473)	-3.1%
Income tax expense	95	0.1%	120	0.2%

Net loss	(4,579)	-6.8%	(2,593)	-3.3%
Less: Net loss attributable to the noncontrolling interest	124	0.2%	34	0.0%

Net loss attributable to RoomStore, Inc.	$(4,455)	-6.6%	$(2,559)	-3.3%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.46)		$(0.26)
Weighted average number of diluted shares outstanding	9,762,846		9,767,557

Net Sales

Net sales for the three months ended May 31, 2011 were $67.4 million compared to $78.6 million for the three months ended May 31, 2010, a decrease of $11.2 million or 14.3%. Comparable RoomStore segment store merchandise sales for the three months ended May 31, 2011 decreased approximately $7.3 million, or 12.8%, compared to the three months ended May 31, 2010 and add-on sales (delivery fees and merchandise protection products) decreased approximately $1.4 million or 25.1% for the same periods. The decrease in add-on sales is partially due to the change in the mix of product protection warranty products offered by the Company. In the second half of FY 2011, the Company introduced new warranty products with the related revenue being deferred and recognized over five years. The revenue from some of the Company’s previous warranty products was recognized immediately in the statement of operations. Revenue reflected in the statement of operations related to the warranty products was $1.5 million and $2.4 million for the three months ended May 31, 2011 and 2010, respectively.

Comparable MDG segment store sales for the three months ended May 31, 2011 decreased approximately $550,000 or 4.3% compared to the three months ended May 31, 2010. MDG delivery fees decreased 19.3% during the same period. We believe the MDG sales decrease was a result of consumer tightening of discretionary spending as well as increased competition.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 66 stores at May 31, 2011 and 67 stores at May 31, 2010. MDG had 83 stores at May 31, 2011 and 80 stores at May 31, 2010.

Gross Profit

Gross profit for the three months ended May 31, 2011 was $29.0 million compared to $33.9 million for the three months ended May 31, 2010 and the Company gross profit margin was 43.0% and 43.1%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 40.9% for the three months ended May 31, 2011 compared to 41.8% for the three months ended May 31, 2010. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. MDG gross profit margins were 51.6% for the three months ended May 31, 2011 compared to 49.0% for the three months ended May 31, 2010. The lower margin for MDG in the 2010 quarter is related selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise.

The RoomStore segment furniture margin increased slightly to 47.9% for the three months ended May 31, 2011 from 47.5% for the same period in the previous year. MDG bedding margins were 54.4% for the three months ended May 31, 2011 and were 51.8% for the three months ended May 31, 2010. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs decreased to $33.3 million for the three months ended May 31, 2011 from $36.3 million for the three months ended May 31, 2010, and as a percentage of sales increased to 49.5% from 46.1%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down approximately $3.1 million, or 10.7%, for the three months ended May 31, 2011 versus the same period last year. This net decrease was a result of several factors including a decrease of $1.8 million in advertising expenses, a $475,000 decrease in salaries, a decrease of $175,000 in consumer financing discount costs and a decrease of approximately $150,000 in self insurance costs. Selling, general and administrative expenses also decreased in the first quarter of FY 12 from the prior year period due to closing three store locations in Texas when their leases expired in the second and third quarters of FY 11. There was also an overall decrease in expenses in the three months ended May 31, 2011 over the same period in the prior year due to a FY 11 conversion of the Texas operations onto the computer system used by the remainder of the RoomStore operations. It is anticipated that the conversion of the Texas operations will result in cost savings in FY 12 to more than offset the costs incurred for the conversion in FY 11. Cost savings include reduced salary costs for office personnel and decreased software license and maintenance expenses.

Discount fees paid by the Company for third party customer financing were $1.7 million for the three months ended May 31, 2011 and 2010. Discount fees remained flat over the two quarterly periods, however there was an increase in fees paid to the financing companies due to increased rates offset by a decrease due to decreased sales. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer. The increase in the discount fees is mainly due to the credit rules changes in February 2010 which limits the fees that the credit companies can pass on to the customer and the types of credit plans that can be offered. Retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, the retailers are having to offer longer terms (36 and 48 months) which are at higher rates. Discount fees paid by the RoomStore segment decreased approximately $175,000 and the fees paid by the MDG segment increased approximately $120,000.

Total RoomStore segment salaries were down approximately $475,000 for the three months ended May 31, 2011 compared to the three months ended May 31, 2010. Commissions paid to sales personnel remained relatively flat and fixed salaries decreased during the same period. The decrease in fixed salaries of approximately $409,000 is related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $780,000 for the three months ended May 31, 2011 and $930,000 for the three months ended May 31, 2010. There was an increase in health insurance claims costs for the year-over-year period but a decrease in workers compensation claims.

MDG segment costs were up approximately $220,000 to $7.2 million for the three months ended May 31, 2011 compared to the three months ended May 31, 2010. This net increase was a result of several factors including increases in customer financing ($120,000), salaries ($60,000) and self insurance costs ($75,000).

Non-Operating Income and Expense

Interest expense increased 38.5% to $198,000 for the three months ended May 31, 2011 from $143,000 for the prior year period, mainly as a result of additional borrowing to cover operations and increased interest rates related to the new credit facility. MDG operations had no effect on the interest expense for the three months ended May 31, 2011 or 2010.

Income Tax Expense

There was income tax expense of $95,000 and $120,000 for the three months ended May 31, 2011 and 2010, respectively. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for both fiscal years which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.46) for the three months ended May 31, 2011 and $(0.26) for the same period of fiscal 2011. For the three months ended May 31, 2011, there was a pre- tax loss of $4.1 million for the RoomStore segment and a pre-tax loss of $354,000 for the MDG segment. For the three months ended May 31, 2010, there was a pre- tax loss of $2.4 million for the RoomStore segment and a pre-tax loss of $98,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the three months ended May 31, 2011 and 2010.

Liquidity and Financial Position

Liquidity

Cash and cash equivalents at May 31, 2011 was $1.2 million compared to $2.4 million at February 28, 2011. Net cash provided by operating activities was $2.2 million for the three months ended May 31, 2011 and $655,000 for the prior year period. MDG operating activities used approximately $1.2 million net cash for the three months ended May 31, 2011 and provided approximately $282,000 for the prior year period. The three months ended May 31, 2011 and 2010 were negatively impacted by the net losses in those periods of $4.6 million and $2.6 million, respectively. The loss for the three months ended May 31, 2011 and 2010 is a result of the continued weak retail economy in the United States and particularly in the furniture industry. Inventory balances decreased $4.1 million from the level at February 28, 2011 and receivables and accrued expenses increased $1.5 million and $3.2 million, respectively. The amount of cash and cash equivalents on the balance sheet changes based on the level of cash held at the different financial institutions by RoomStore and MDG and the amount of bank overdrafts at the end of each reporting report. At May 31, 2011 and February 28, 2011, $1.9 million and $1.2 million, respectively, of RoomStore’s corporate bank accounts were in a net overdraft position and the balances were reclassified to current liabilities on the balance sheet.

Net cash used by investing activities was $159,000 for the three months ended May 31, 2011 and net cash provided by investing activities was $1.8 million for the prior year period. In April 2010, the Company sold its Lanham, Maryland retail store building to Creative Distribution Services, LLC for $2.6 million in a sale-leaseback transaction, of which $2.0 million was paid in cash and is reflected in the May 31, 2010 cash provided by investing activities. The remaining $600,000 was recorded as a note receivable and a deferred gain. The note receivable was payable over two years but was paid off in full in December 2010. Net cash used in investing activities was for the purchase of property plant and equipment as the Company continues to add new stores and maintain existing stores and distribution facilities. Additions to property, plant and equipment were $170,000 and $232,000 for the three months ended May 31, 2011 and 2010, respectively.

The Company’s credit facility with Bank of America, N.A. was terminated on May 27, 2010 and a new credit facility agreement was entered into with Wells Fargo Retail Bank, N.A. (“Wells Fargo”). On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility. The Company continues to carefully manage its credit facility with Wells Fargo to assist with cash flow. Under the new credit facility with Wells Fargo, both borrowings and repayments of the credit facility loan are higher than what previously was shown in the statement of cash flows under the Bank of America credit facility. Under the new facility, Wells Fargo drafts the Company’s accounts each day for repayments and then the Company requests new borrowings as needed for each day. There was a net repayment under the facility of $2.0 million for the three months ended May 31, 2011 and a net borrowing of $3.1 million for the three months ended May 31, 2010. All amounts borrowed under the credit facility are due no later than April 30, 2014 but may be repaid earlier. See Financing and Debt.

Two significant factors have impacted our cash flow over the past few years: increased competition and decreased consumer spending. Furniture sales are closely linked to housing sales and as the housing markets peaked in 2005 and have fallen steadily since then, our sales have tracked this decline. We do not foresee any significant increase in furniture retail sales in the near future, and the Company expects liquidity to remain tight through the remainder of fiscal 2012. To address this situation, the Company has carefully reviewed, and continues to review, all business and operational expenses. Based on this review process, over the past year, the Company has closed a few unprofitable stores, deferred optional capital expenditures, changed the focus and amount of advertising, consolidated distribution and delivery processes, reduced salaries and benefits and has reduced personnel. The Company is closely monitoring the effect of these actions, and will continue to implement cost cutting initiatives throughout fiscal 2012. Sources of liquidity during the remainder of fiscal 2012 will continue to be from operations, and from the credit facility with Wells Fargo, which the Company believes will be sufficient. In addition, the Company is currently evaluating raising additional capital through private equity investment, through strategic combinations and transactions, through revisions to contractual obligations or through the disposition of assets. There can be no assurance that the Company will successfully complete any such transactions. Remaining borrowing availability under the credit facility was approximately $2.3 million at May 31, 2011.

Financial Position

Inventories decreased by $4.1 million, or 9.2%, to a total of $40.0 million at May 31, 2011 from the balance at February 28, 2011, mainly as a result of improved inventory ordering and order fulfillment processes. This is partially a result of the conversion of our Texas stores onto the same sales and inventory system as the remainder of the RoomStore stores in the third quarter of fiscal 2011.

Receivables increased by $1.5 million, or 36.8%, to a total of $5.7 million at May 31, 2011 from the balance at February 28, 2011. This increase was primarily a result of timings of payments from third party financing and credit card companies at May 31, 2011. The Memorial Day sale is one of the biggest sales events for the Company and with the holiday being on the second-to-last day of the month this year, the majority of the sales were not delivered until June and payments from the credit companies were not received until the beginning of the following month.

As a result of a barter agreement, prepaid expenses at May 31, 2011 includes $1.2 million of prepaid advertising received in exchange for the cost of mattresses provided to a third party by the Company. Under this agreement, the Company will receive an additional $1.1 million of estimated advertising value at no further cost to the Company.

Accrued liabilities increased $3.2 million, or 18.9% to $20.8 million at May 31, 2011 from the balance at February 28, 2011. This increase is mainly due to increases in accrued compensation and benefits, accrued advertising and customer deposits related to merchandise orders placed but not yet booked at the end of each period.

Financing and Debt

On May 27, 2010, the Company entered into a four-year, $30 million revolving credit facility (“Revolver”) with Wells Fargo secured by all assets of the Company. The agreement has an accordion feature which allows us to increase the facility to $35 million if needed. Amounts available for borrowing under this facility are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale. On May 27, 2010, the previous Bank of America credit facility was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility.

Interest rates under the new facility are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, the Company has the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. The fixed maturity LIBOR loans generally have a 30-day maturity and a lower interest rate than the variable portion of the facility. The Company will use this facility based on fluctuating operating needs and pay off the borrowings as quickly as possible. The Company was in compliance with all loan covenants at May 31, 2011 and February 28, 2011.

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

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Exchange Act) during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Form 10-K, which we filed on May 31, 2011. The risks described in this Form 10-Q and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

Item 6.	Exhibits

The index to exhibits appears on page 18 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc. (Registrant)

Date: August 19, 2011	By:	/s/ Curtis C. Kimbrell
Curtis C. Kimbrell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Lewis M. Brubaker, Jr.
Lewis M. Brubaker, Jr.
Senior Vice President and Chief Financial Officer
(Principal Finance and Accounting Officer)

Index To Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

10.1	Employment Agreement dated May 31, 2011 between RoomStore, Inc. and Curtis C. Kimbrell.*

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) under the Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), under the Exchange Act of 1934.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith