Form 10-Q
period 2011-08-31
RoomStore, Inc.
filed 2011-12-12
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of November 30, 2011, 9,762,846 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ROOMSTORE, INC.

Condensed Consolidated Balance Sheets

As of August 31, 2011 and February 28, 2011

(In thousands, except share and per share amounts)

	August 31,	February 28,
	2011	2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,002	$2,365
Inventories	33,371	44,106
Receivables (net of allowance for doubtful accounts: 08/31/11—$137; 02/28/11—$126)	2,069	4,161
Prepaid expenses	4,141	4,201
Deferred income taxes	1,015	1,364

Total current assets	42,598	56,197

Property, plant and equipment, net	21,507	23,037
Other assets	6,293	5,844

Total Assets	$70,398	$85,078

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$14,463	$14,701
Bank overdrafts	2,132	1,224
Accrued expenses	20,233	17,495
Accrued income taxes	380	495
Mortgage note payable—current portion	86	83
Deferred revenue	4,904	7,448

Total current liabilities	42,198	41,446

Deferred rent	4,781	4,954
Deferred income taxes	1,015	1,364
Note payable—credit facility	9,962	17,115
Mortgage note payable	2,294	2,338

Total Liabilities	60,250	67,217

Commitments and Contingencies

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 08/31/11—9,762,846; 02/28/11—9,762,846	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,791	46,791
Accumulated deficit	(37,593)	(29,717)

Total RoomStore, Inc. Stockholders’ Equity	9,296	17,172
Noncontrolling interest	852	689

Total Equity	10,148	17,861

Total Liabilities and Equity	$70,398	$85,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Operations

Three and Six Months Ended August 31, 2011 and 2010

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net sales	$70,660	$91,982	$138,033	$170,591
Cost of sales	40,520	51,759	78,929	96,507

Gross profit	30,140	40,223	59,104	74,084

Selling, general and administrative	33,120	39,910	66,469	76,170

Total operating expenses	33,120	39,910	66,469	76,170

Income (loss) from operations	(2,980)	313	(7,365)	(2,086)

Interest expense	(181)	(200)	(379)	(343)
Other income, net	98	110	197	179

Total non-operating expense	(83)	(90)	(182)	(164)

Income (loss) before income taxes	(3,063)	223	(7,547)	(2,250)
Income tax expense	62	112	157	232

Net income (loss)	(3,125)	111	(7,704)	(2,482)
Less: Net income attributable to the noncontrolling interest	(296)	(176)	(172)	(142)

Net loss attributable to RoomStore, Inc.	$(3,421)	$(65)	$(7,876)	$(2,624)

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.35)	$(0.01)	$(0.81)	$(0.27)
Weighted average number of shares outstanding	9,762,846	9,767,555	9,762,846	9,767,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended August 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(7,704)	$(2,482)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,036	2,308
Gain on disposal of property and equipment	(35)	(116)
Equity in earnings of investee	(152)	(169)
Change in operating assets and liabilities:
Accounts receivable	2,082	1,670
Inventories	10,735	(2,971)
Prepaid expenses	60	(255)
Other assets	(297)	(1,761)
Deferred revenue	(2,514)	(133)
Accounts payable	(238)	2,581
Accrued expenses	2,565	(729)
Income taxes receivable/Accrued income taxes	(115)	(589)

Net cash provided by (used in) operating activities	6,423	(2,646)

Cash flows from investing activities:
Additions to property, plant and equipment	(502)	(544)
Proceeds from disposals of property, plant and equipment	11	2,007
Non-controlling interest capital distribution	(9)	—

Net cash (used in) provided by investing activities	(500)	1,463

Cash flows from financing activities:
Bank overdrafts	908	1,539
Proceeds from credit facility note	108,069	107,846
Payments of credit facility note	(115,222)	(104,069)
Payments of mortgage payable	(41)	(38)

Net cash (used in) provided by financing activities	(6,286)	5,278

Net (decrease) increase in cash and cash equivalents	(363)	4,095

Cash and cash equivalents at beginning of period	2,365	733

Cash and cash equivalents at end of period	$2,002	$4,828

Supplemental disclosure of cash flow information:
Taxes paid	$260	$791
Interest paid	323	315
Non-cash item: recognition of deferred gain on sale of building	30	20

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended August 31, 2011

(In thousands, except share amounts)

(Unaudited)

	RoomStore, Inc. Stockholders’ Equity
			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amounts	Capital	Deficit	Interest	Equity

Balance—March 1, 2011	9,762,846	$98	$46,791	$(29,717)	$689	$17,861
Net income (loss)	—	—	—	(7,876)	172	(7,704)
Capital distribution	—	—	—	—	(9)	(9)

Balance—August 31, 2011	9,762,846	$98	$46,791	$(37,593)	$852	$10,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Summary of Significant Accounting Policies

Organization

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 66 stores (as of August 31, 2011) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishings through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company owns 65% of Mattress Discounters Group, LLC (“MDG”) which operates 83 mattress stores (as of August 31, 2011) in the states of Delaware, Maryland and Virginia and in the District of Columbia.

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

On December 8, 2011, the Company’s Board of Directors resolved to voluntarily file for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the ordinary course of business. The working capital position and the losses from operations have raised substantial doubt about the Company’s ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization by the Bankruptcy Court under Chapter 11, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization. At this time it is not possible to predict the outcome, or the financial impact of the Company of a Chapter 11 filing however the Company believes it has developed a plan that will enable it to reorganize around a core base of stores. Unsecured claims may be settled at less than their carrying amount and the equity of the Company’s stockholders may have no value.

The Company is in the process of evaluating and securing debtor-in-possession (“DIP”) financing in connection with the intended Chapter 11 filing. The reorganization of the Company is expected to result in the closing of a significant number of stores and reductions in staffing and overhead expenses. There are no assurances that the Company will be successful in securing satisfactory DIP financing, obtaining Bankruptcy Court approval of an implementing a plan for reorganization although the Company expects to sign a DIP financing loan within the next several days and is in serious discussions with multiple lenders.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Note 2, Accrued Liabilities

Accrued liabilities consists of the following at August 31, 2011 and February 28, 2011:

	August 31,	February 28,
	2011	2011
Accrued compensation and benefits	$1,951	$1,217
Accrued advertising	3,995	2,370
Deferred warranty revenue	4,057	3,261
Mattress warranty reserve	615	602
Customer deposits	4,006	3,883
Sales tax payable	1,495	2,039
Other accrued liabilities	4,114	4,123

	$20,233	$17,495

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

Interest rates under the Revolver are variable based on the higher of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to get the total interest rate on the borrowing. Within the credit facility, the Company has the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. The fixed maturity LIBOR loans generally have a 30-day maturity and a lower interest rate than the variable portion of the facility. At August 31, 2011, there were $9,962 of outstanding borrowings under the credit facility. The portion under a fixed maturity LIBOR loan was at an interest rate of 3.21% and a maturity date of September 11, 2011. At maturity, the LIBOR loan rolled over two more times into a new loan with a current maturity date of November 11, 2011. As the LIBOR loan matures each month, the Company decides on the amount to leave under the LIBOR portion of the facility and the amount that will flow to the variable portion of the facility. The Company will use this facility based on fluctuating operating needs and pay off the borrowings as quickly as possible. All amounts borrowed under the credit facility are due no later than April 30, 2014 but may be repaid earlier. Remaining borrowing availability was approximately $1,660 and $3,000 at August 31, 2011 and February 28, 2011, respectively.

On September 23, 2011, the Company entered into an amendment to the revolver agreement. Among other things, the amendment modified minimum excess availability on the revolver for certain periods through January 2012 and added an event of default if the Company failed to provide net cash payments to the lender of at least $5,800,000 by December 9, 2011 from a capital event consummated by the Company. The amendment also requires the Company to provide certain cash reports on a weekly basis.

The Company was in compliance with all loan covenants at August 31, 2011 and February 28, 2011. However, subsequent to the amendment execution, the Company has determined it will likely not be able to comply with all provisions of the amendment to the credit facility, which would cause an event of default. As discussed in Notes 1 and 6, the Company has resolved to file for reorganization under Chapter 11.

In connection with the planned Chapter 11 filing, the Company is currently negotiating with lenders to provide DIP financing that will allow the Company to execute a plan of reorganization.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2011 and 2010

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

Stock options to purchase a total of 370,000 shares of common stock were granted on October 14, 2010 at an option price of $0.81 per share and a weighted average fair value per share of $0.52. The options vested on March 1, 2011. The options expire ten years from the date of grant. The weighted average fair value for these options was estimated at the time of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.18%, expected life in years of 5 years, expected volatility of 80% and expected dividend yield of 0%. The Company had no stock compensation expense for the three or six months ended August 31, 2011 or 2010. There were 123,915 shares available for future grant at August 31, 2011.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three months and six ended August 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(3,421)	$(65)	$(7,876)	$(2,624)

Denominator:
Weighted average shares for basic earnings per share	9,762,846	9,767,555	9,762,846	9,767,556
Effect of dilutive securities for employee stock options	—	—	—	—

	9,762,846	9,767,555	9,762,846	9,767,556

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.35)	$(0.01)	$(0.81)	$(0.27)

For the three and six months ended August 31, 2011, 1,676,085 common shares were excluded from the diluted earnings per share calculation because their impact was anti-dilutive. For the three and six months ended August 31, 2010, 1,420,126 common shares were excluded.

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

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth selected financial information for the two segments for the three and six months ended August 31, 2011 and 2010.

	$000,000	$000,000	$000,000
	Three Months Ended August 31, 2011
	RoomStore	Mattress Discounters	Consolidated
Net sales	$53,850	$16,810	$70,660
Interest expense	181	—	181
Depreciation and amortization	955	48	1,003
Income (loss) before income taxes	(3,911)	848	(3,063)
Capital expenditures	206	136	342

	$000,000	$000,000	$000,000
	Three Months Ended August 31, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$73,977	$18,005	$91,982
Interest expense	200	—	200
Depreciation and amortization	1,095	47	1,142
Income (loss) before income taxes	(311)	534	223
Capital expenditures	224	73	297

	$000,000	$000,000	$000,000
	Six Months Ended August 31, 2011
	RoomStore	Mattress Discounters	Consolidated
Net sales	$107,970	$30,063	$138,033
Interest expense	379	—	379
Depreciation and amortization	1,946	90	2,036
Income (loss) before income taxes	(8,041)	494	(7,547)
Capital expenditures	311	201	512

	$000,000	$000,000	$000,000
	Six Months Ended August 31, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$138,535	$32,056	$170,591
Interest expense	343	—	343
Depreciation and amortization	2,213	95	2,308
Income (loss) before income taxes	(2,686)	436	(2,250)
Capital expenditures	390	154	544

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table represents segment identifiable assets:

	August 31, 2011	February 28, 2011
RoomStore	$62,067	$76,878
Mattress Discounters	9,147	9,033
Consolidating adjustments	(816)	(833)

Consolidated	$70,398	$85,078

Note 6, Subsequent Events

The Company has evaluated all events that occur as of and through the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission and made available to the public.

On September 23, 2011, the Company amended its revolving credit facility. See further discussion at Note 3.

On December 8, 2011, the Company’s Board of Directors resolved to file for reorganization under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing is dependent on several factors including securing DIP financing, obtaining approval from the Bankruptcy Court for and successfully implementing a plan of reorganization. There are no assurances that the Company will be successful in these efforts.

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

On December 8, 2011, the Company’s Board of Directors resolved to file for reorganization under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing is dependent on several factors including securing DIP financing, obtaining approval from the Bankruptcy Court for and successfully implementing a plan of reorganization. The reorganization of the Company is expected to result in the closing of a significant number of stores and reductions in staffing and overhead expenses. There are no assurances that the Company will be successful in these efforts.

The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the ordinary course of business. The working capital position and the losses from operations have raised substantial doubt about the Company’s ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization by the Bankruptcy Court under Chapter 11 (“Chapter 11”) Title 11 of the United States Bankruptcy Code, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

At this time it is not possible to predict the outcome, or the financial impact of the Company of a Chapter 11 filing. Unsecured claims may be settled at less than their carrying amount and the equity of the Company’s stockholders may have no value.

Overview

We are among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 23, 2011 by Furniture Today. We currently operate 60 regular stores using the trade name “RoomStore Furniture,” two large format stores using the trade name “RoomStore World” and four clearance centers using the trade names of “RoomStore Furniture” or “Bargain Depot.” We are also a 65% owner of Mattress Discounters Group, LLC (“MDG”), which currently operates 80 Mattress Discounters stores in Delaware, Maryland, Virginia and the District of Columbia.

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

Results of Operations

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the three months ended August 31, 2011 and 2010:

	$000,000	$000,000	$000,000	$000,000
	2011		2010
		% of		% of
	Dollars	Net sales	Dollars	Net sales
	(In thousands except share amounts)
Net sales	$70,660	100.0%	$91,982	100.0%
Cost of sales	40,520	57.3%	51,759	56.3%

Gross profit	30,140	42.7%	40,223	43.7%

Selling, general and administrative	33,120	46.9%	39,910	43.4%

Total operating expenses	33,120	46.9%	39,910	43.4%

	2011		2010
		% of		% of
	Dollars	Net sales	Dollars	Net sales
	(In thousands except share amounts)
Income (loss) from operations	(2,980)	-4.2%	313	0.3%

Interest expense	(181)	-0.2%	(200)	-0.2%
Other income, net	98	0.1%	110	0.1%

Total non-operating expense	(83)	-0.1%	(90)	-0.1%

Income (loss) before income taxes	(3,063)	-4.3%	223	0.2%
Income tax expense	62	0.1%	112	0.1%

Net income (loss)	(3,125)	-4.4%	111	0.1%
Less: Net income attributable to the noncontrolling interest	(296)	-0.4%	(176)	-0.2%

Net loss attributable to RoomStore, Inc.	$(3,421)	-4.8%	$(65)	-0.1%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.35)		$(0.01)
Weighted average number of diluted shares outstanding	9,762,846		9,767,555

Net Sales

Net sales for the three months ended August 31, 2011 were $70.7 million compared to $92.0 million for the three months ended August 31, 2010, a decrease of $21.3 million or 23.2%. Comparable RoomStore segment store merchandise sales for the three months ended August 31, 2011 decreased approximately $16.1 million, or 24.7%, compared to the three months ended August 31, 2010 and add-on sales (delivery fees and merchandise protection products) decreased approximately $2.0 million or 31.3% for the same periods. The decrease in add-on sales is partially due to the change in the mix of product protection warranty products offered by the Company. In the second half of FY 2011, the Company introduced new warranty products with the related revenue being deferred and recognized over five years. The revenue from some of the Company’s previous warranty products was recognized immediately in the statement of operations. Revenue reflected in the statement of operations related to the warranty products was $1.5 million and $2.6 million for the three months ended August 31, 2011 and 2010, respectively.

Comparable MDG segment store sales for the three months ended August 31, 2011 decreased approximately $1.4 million or 8.2% compared to the three months ended August 31, 2010. MDG delivery fees decreased 11.5% during the same period. We believe the MDG sales decrease was a result of consumer tightening of discretionary spending as well as increased competition.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 66 stores at August 31, 2011 and 66 stores at August 31, 2010. MDG had 83 stores at August 31, 2011 and 79 stores at August 31, 2010.

Gross Profit

Gross profit for the three months ended August 31, 2011 was $30.1 million compared to $40.2 million for the three months ended August 31, 2010 and the Company gross profit margin was 42.7% and 43.7%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 40.5% for the three months ended August 31, 2011 compared to 42.2% for the three months ended August 31, 2010. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. MDG gross profit margins were 49.7% for the three months ended August 31, 2011 compared to 49.9% for the three months ended August 31, 2010.

The RoomStore segment furniture margin increased slightly to 47.9% for the three months ended August 31, 2011 from 47.0% for the same period in the previous year. MDG bedding margins were 52.8% for the three months ended August 31, 2011 and were 52.6% for the three months ended August 31, 2010. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs decreased to $33.1 million for the three months ended August 31, 2011 from $39.9 million for the three months ended August 31, 2010, and as a percentage of sales increased to 46.9% from 43.4%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down approximately $5.9 million, or 18.6%, for the three months ended August 31, 2011 versus the same period last year. This net decrease was a result of several factors including a decrease of $790,000 in advertising expenses, a $2.0 million decrease in salaries, a decrease of $1.4 million in consumer financing discount costs and a decrease of approximately $425,000 in self insurance costs. Selling, general and administrative expenses also decreased in the second quarter of FY 12 from the prior year period due to closing three store locations in Texas when their leases expired in the second and third quarters of FY 11. There was also an overall decrease in expenses in the three months ended August 31, 2011 over the same period in the prior year due to a FY 11 conversion of the Texas operations onto the computer system used by the remainder of the RoomStore operations. It is anticipated that the conversion of the Texas operations will result in cost savings in FY 12 to more than offset the costs incurred for the conversion in FY 11. Cost savings include reduced salary costs for office personnel and decreased software license and maintenance expenses.

Discount fees paid by the Company for third party customer financing were $1.5 million for the three months ended August 31, 2011 and $2.8 million for the three months ended August 31, 2010. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer. Discount fees paid to the financing companies for the different programs have increased from the prior year mainly due to the credit rules changes in February 2010 which limits the fees that the credit companies can pass on to the customer and the types of credit plans that can be offered. Retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, the retailers are having to offer longer terms (36 and 48 months) which are at higher rates. The increase in the fees paid related to the new programs is offset by the decrease in sales between the two fiscal quarters. Discount fees paid by the RoomStore segment decreased approximately $1.4 million and the fees paid by the MDG segment increased approximately $70,000.

Total RoomStore segment salaries were down approximately $2.0 million for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. Commissions paid to sales personnel decreased approximately $1.0 million for the three months ended August 31, 2011 compared to the prior year quarter due to decreased sales. The decrease in fixed salaries of approximately $930,000 is mainly related to the ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $1.1 million for the three months ended August 31, 2011 and $1.5 million for the three months ended August 31, 2010. There was a decrease in both health insurance claims costs and workers compensation claims for the year-over-year period.

MDG segment costs were down approximately $930,000 to $7.5 million for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. This net decrease was a result of several factors including decreases in advertising ($845,000) and salaries ($95,000) offset by increases in customer financing ($70,000) and rent and real estate taxes ($35,000).

Non-Operating Income and Expense

Interest expense decreased 9.5% to $181,000 for the three months ended August 31, 2011 from $200,000 for the prior year period. Total borrowings were lower for the three months ended August 31, 2011 compared to the three months ended August 31, 2010, but interest rates were higher in the current year period. MDG operations had no effect on the interest expense for the three months ended August 31, 2011 or 2010.

Income Tax Expense

There was income tax expense of $62,000 and $112,000 for the three months ended August 31, 2011 and 2010, respectively. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for both fiscal years which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.35) for the three months ended August 31, 2011 and $(0.01) for the same period of fiscal 2011. For the three months ended August 31, 2011, there was a pre- tax loss of $3.9 million for the RoomStore segment and pre-tax income of $848,000 for the MDG segment. For the three months ended August 31, 2010, there was a pre- tax loss of $311,000 for the RoomStore segment and pre-tax income of $534,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the three months ended August 31, 2011 and 2010.

Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the six months ended August 31, 2011 and 2010:

	2011		2010
		% of		% of
	Dollars	Net sales	Dollars	Net sales
	(In thousands except share amounts)
Net sales	$138,033	100.0%	$170,591	100.0%
Cost of sales	78,929	57.2%	96,507	56.6%

Gross profit	59,104	42.8%	74,084	43.4%

Selling, general and administrative	66,469	48.1%	76,170	44.6%

Total operating expenses	66,469	48.1%	76,170	44.6%

Loss from operations	(7,365)	-5.3%	(2,086)	-1.2%

	2011		2010
		% of		% of
	Dollars	Net sales	Dollars	Net sales
	(In thousands except share amounts)
Interest expense	(379)	-0.3%	(343)	-0.2%
Other income, net	197	0.1%	179	0.1%

Total non-operating income	(182)	-0.2%	(164)	-0.1%

Loss before income taxes	(7,547)	-5.5%	(2,250)	-1.3%
Income tax expense	157	0.1%	232	0.1%

Net loss	(7,704)	-5.6%	(2,482)	-1.4%
Less: Net income attributable to the noncontrolling interest	(172)	-0.1%	(142)	-0.1%

Net loss attributable to RoomStore, Inc.	$(7,876)	-5.7%	$(2,624)	-1.5%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.81)		$(0.27)
Weighted average number of diluted shares outstanding	9,762,846		9,767,556

Net Sales

Net sales for the six months ended August 31, 2011 were $138.0 million compared to $170.6 million for the six months ended August 31, 2010, a decrease of $32.6 million or 19.1%. Comparable RoomStore segment store merchandise sales for the six months ended August 31, 2011 decreased approximately $23.3 million, or 19.2%, compared to the six months ended August 31, 2010 and add-on sales (delivery fees and merchandise protection products) decreased approximately $3.4 million or 28.4% for the same periods. The decrease in add-on sales is partially due to the change in the mix of product protection warranty products offered by the Company. In the second half of FY 2011, the Company introduced new warranty products with the related revenue being deferred and recognized over five years. The revenue from some of the Company’s previous warranty products was recognized immediately in the statement of operations. Revenue reflected in the statement of operations related to the warranty products was $3.0 million and $5.0 million for the six months ended August 31, 2011 and 2010, respectively.

Comparable MDG segment store sales for the six months ended August 31, 2011 decreased approximately $1.9 million or 6.5% compared to the six months ended August 31, 2010. MDG delivery fees decreased 15.0% during the same period. We believe the MDG sales decrease was a result of consumer tightening of discretionary spending as well as increased competition.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 66 stores at August 31, 2011 and 66 stores at August 31, 2010. MDG had 83 stores at August 31, 2011 and 79 stores at August 31, 2010.

Gross Profit

Gross profit for the six months ended August 31, 2011 was $59.1 million compared to $74.1 million for the six months ended August 31, 2010 and the Company gross profit margin was 42.8% and 43.4%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 40.7% for the six months ended August 31, 2011 compared to 42.0% for the six months ended August 31, 2010. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. MDG gross profit margins were 50.5% for the six months ended August 31, 2011 compared to 49.6% for the six months ended August 31, 2010. The lower margin for MDG in the 2010 period is related selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise.

The RoomStore segment furniture margin increased slightly to 47.9% for the six months ended August 31, 2011 from 47.2% for the same period in the previous year. MDG bedding margins were 53.5% for the six months ended August 31, 2011 and were 52.3% for the six months ended August 31, 2010. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs decreased to $66.5 million for the six months ended August 31, 2011 from $76.2 million for the six months ended August 31, 2010, and as a percentage of sales increased to 48.1% from 44.6%.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down approximately $9.0 million, or 14.8%, for the six months ended August 31, 2011 versus the same period last year. This net decrease was a result of several factors including a decrease of $2.6 million in advertising expenses, a $2.4 million decrease in salaries, a decrease of $1.6 million in consumer financing discount costs and a decrease of approximately $575,000 in self insurance costs. Selling, general and administrative expenses also decreased in the first half of FY 12 from the prior year period due to closing three store locations in Texas when their leases expired in the second and third quarters of FY 11. There was also an overall decrease in expenses in the six months ended August 31, 2011 over the same period in the prior year due to a FY 11 conversion of the Texas operations onto the computer system used by the remainder of the RoomStore operations. It is anticipated that the conversion of the Texas operations will result in cost savings in FY 12 to more than offset the costs incurred for the conversion in FY 11. Cost savings include reduced salary costs for office personnel and decreased software license and maintenance expenses.

Discount fees paid by the Company for third party customer financing were $3.1 million for the six months ended August 31, 2011 and $4.6 million for the six months ended August 31, 2010. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (i.e. “no interest for two years”) and the credit-worthiness of the customer. The increase in the discount fees is mainly due to the credit rules changes in February 2010 which limits the fees that the credit companies can pass on to the customer and the types of credit plans that can be offered. Retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, the retailers are having to offer longer terms (36 and 48 months) which are at higher rates. The increase in the fees paid related to the new programs is offset by the decrease in sales between the two fiscal periods. Discount fees paid by the RoomStore segment decreased approximately $1.6 million and the fees paid by the MDG segment increased approximately $190,000.

Total RoomStore segment salaries were down approximately $2.4 million for the six months ended August 31, 2011 compared to the six months ended August 31, 2010. Commissions paid to sales personnel were down approximately $1.1 million due to decreased sales. Fixed salaries decreased approximately $1.3 million mainly as a result of ongoing efforts to streamline operations and evaluate the infrastructure and as a result, back office operations and customer service departments have been consolidated which resulted in lower salaries costs. Self insurance costs were approximately $1.9 million for the six months ended August 31, 2011 and $2.4 million for the six months ended August 31, 2010. There was a decrease in both health insurance claims costs and workers compensation claims for the year-over-year period.

MDG segment costs were down approximately $710,000 to $14.7 million for the six months ended August 31, 2011 compared to the six months ended August 31, 2010. This net decrease was a result of several factors including a decrease in advertising ($830,000) offset by increases in customer financing ($190,000) and self insurance costs ($80,000).

Non-Operating Income and Expense

Interest expense increased 10.5% to $379,000 for the six months ended August 31, 2011 from $343,000 for the prior year period, mainly as a result of increased interest rates related to the new credit facility. MDG operations had no effect on the interest expense for the six months ended August 31, 2011 or 2010.

Income Tax Expense

There was income tax expense of $157,000 and $232,000 for the six months ended August 31, 2011 and 2010, respectively. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for both fiscal years which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.81) for the six months ended August 31, 2011 and $(0.27) for the same period of fiscal 2011. For the six months ended August 31, 2011, there was a pre- tax loss of $8.0 million for the RoomStore segment and pre-tax income of $494,000 for the MDG segment. For the six months ended August 31, 2010, there was a pre- tax loss of $2.7 million for the RoomStore segment and pre-tax income of $436,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 9.8 million for the six months ended August 31, 2011 and 2010.

Liquidity and Financial Position

Liquidity

Continued declining sales due to the weak furniture retail economy have negatively affected our cash flow. Current sources of liquidity are revenues from operations, and our credit facility with Wells Fargo. At present, these sources of liquidity are insufficient to fund the Company’s operations. The Company has looked at raising additional capital through private equity investment, strategic combinations and transactions, revisions to contractual obligations and disposition of assets. To date, these efforts have not been successful. As discussed in Note 1, to the condensed consolidated financial statements and above, the Company’s Board of Directors resolved to file for reorganization under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing is dependent on several factors including successfully obtaining DIP financing and successfully implementing a plan of reorganization that has been approved by the Bankruptcy Court. The Company is in the process of evaluating and securing DIP financing. The reorganization of the Company is expected to result in the closing of a significant number of stores and reductions in staffing and overhead expenses. There are no assurances that the Company will be successful in securing DIP financing, obtaining Bankruptcy Court approval of and implementing a plan for reorganization although the Company does expect to be able to secure DIP financing.

Cash and cash equivalents at August 31, 2011 was $2.0 million compared to $2.4 million at February 28, 2011. Net cash provided by operating activities was $6.4 million for the six months ended August 31, 2011 and net cash used in operating activities was $2.6 million for the prior year period. MDG operating activities used approximately $157,000 net cash for the six months ended August 31, 2011 and provided approximately $1.8 million for the prior year period. The six months ended August 31, 2011 and 2010 were negatively impacted by the net losses in those periods of $7.7 million and $2.5 million, respectively. The loss for the six months ended

August 31, 2011 and 2010 is a result of the continued weak retail economy in the United States and particularly in the furniture industry. Inventory, receivables and deferred revenue balances decreased $10.7 million, $2.1 million and $2.5 million, respectively, from the levels at February 28, 2011 and accrued expenses increased $2.6 million. The amount of cash and cash equivalents on the balance sheet changes based on the level of cash held at the different financial institutions by RoomStore and MDG and the amount of bank overdrafts at the end of each reporting report. At August 31, 2011 and February 28, 2011, $2.1 million and $1.2 million, respectively, of RoomStore’s corporate bank accounts were in a net overdraft position and the balances were reclassified to current liabilities on the balance sheet.

Net cash used in investing activities was $501,000 for the six months ended August 31, 2011 and net cash provided by investing activities was $1.5 million for the prior year period. In April 2010, the Company sold its Lanham, Maryland retail store building to Creative Distribution Services, LLC for $2.6 million in a sale-leaseback transaction, of which $2.0 million was paid in cash and is reflected in the August 31, 2010 cash provided by investing activities. The remaining $600,000 was recorded as a note receivable and a deferred gain. The note receivable was payable over two years but was paid off in full in December 2010. Net cash used in investing activities was for the purchase of property plant and equipment as the Company continues to add new stores and maintain existing stores and distribution facilities. Additions to property, plant and equipment were $512,000 and $544,000 for the six months ended August 31, 2011 and 2010, respectively.

The Company’s credit facility with Bank of America, N.A. was terminated on May 27, 2010 and a new credit facility agreement was entered into with Wells Fargo Retail Bank, N.A. (“Wells Fargo”). On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility. The Company continues to carefully manage its credit facility with Wells Fargo to assist with cash flow. Under the new credit facility with Wells Fargo, both borrowings and repayments of the credit facility loan are higher than what previously was shown in the statement of cash flows under the Bank of America credit facility. Under the new facility, Wells Fargo drafts the Company’s accounts each day for repayments and then the Company requests new borrowings as needed for each day. There was a net repayment under the facility of $7.2 million for the six months ended August 31, 2011 and a net borrowing of $3.8 million for the six months ended August 31, 2010. All amounts borrowed under the credit facility are due no later than April 30, 2014 but may be repaid earlier. See Financing and Debt.

Financial Position

Inventories decreased by $10.7 million, or 24.3%, to a total of $33.4 million at August 31, 2011 from the balance at February 28, 2011, mainly as a result of improved inventory ordering and order fulfillment processes. This is partially a result of the conversion of our Texas stores onto the same sales and inventory system as the remainder of the RoomStore stores in the third quarter of fiscal 2011.

Receivables decreased by $2.1 million, or 50.3%, to a total of $2.1 million at August 31, 2011 from the balance at February 28, 2011. This decrease was primarily a result of decreased sales and timings of payments from third party financing and credit card companies at August 31, 2011 compared to February 28, 2011. The last day of August fell on a Wednesday as compared to a Monday for the last day of February and therefore more February payments were not received until the beginning of the following month.

As a result of a barter agreement, prepaid expenses at August 31, 2011 includes $1.2 million of prepaid advertising received in exchange for the cost of mattresses provided to a third party by the Company. Under this agreement, the Company will receive an additional $1.1 million of estimated advertising value at no further cost to the Company.

Accrued liabilities increased $2.6 million, or 14.7% to $20.2 million at August 31, 2011 from the balance at February 28, 2011. This increase is mainly due to increases in accrued compensation and benefits, accrued advertising and customer deposits related to merchandise orders placed but not yet booked at the end of each period.

The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of plan of reorganization.

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

On September 23, 2011, the Company entered into an amendment to the revolver agreement. Among other things, the amendment modified minimum excess availability on the revolver for certain periods through January 2012 and added an event of default if the Company failed to provide net cash payments to the lender of at least $5,800,000 by December 9, 2011 from a capital event consummated by the Company. The amendment also requires the Company to provide certain cash reports on a weekly basis.

The Company was in compliance with all loan covenants at August 31, 2011 and February 28, 2011. However, subsequent to the amendment execution, the Company has determined it will likely not be able to comply with all provisions of the amendment to the credit facility, which would cause an event of default. As discussed in Notes 1 and 6, the Company has resolved to file for reorganization under Chapter 11. The Company is currently negotiating with lenders to provide DIP financing that will allow the Company to execute a plan of reorganization.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Exchange Act) during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Form 10-K, which we filed on May 31, 2011 and the additional factor below. The risks described in this Form 10-Q and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

Our sources of liquidity are insufficient to fund the Company’s operations and we are focusing our efforts on obtaining debtor-in-possession financing and a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. It is management and the Board’s intent to reorganize the Company around a reduced number of stores.

Our sources of liquidity are insufficient to fund the Company’s operations. While the Company has looked at raising additional capital through various means, these efforts have been unsuccessful to date. As a result, our efforts are now focused on obtaining debtor-in-possession financing and reorganizing our operations by a filing under Chapter 11 of the U.S. bankruptcy laws. Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationship between us and our existing and potential customers, employees, suppliers, partners and others, and could result in very little or no recovery to our existing security holders. Further, our ability to timely and efficiently emerge from Chapter 11 could be negatively impacted by inter-creditor disputes and other contingencies beyond our control, and our business model upon emergence from a bankruptcy filing may be altered.

Item 5. Other Information

On November 5, 2011, the Board of Directors voted to terminate the employment of Curtis C. Kimbrell, and Mr. Kimbrell was notified of this decision on the same day. Mr. Kimbrell resigned from the Company’s Board of Directors on November 5, 2011.

On November 9, 2011, Stephen A. Giordano was appointed as President and CEO of the Company. On the same date, Mr. Giordano was appointed as a Director on the Company’s Board of Directors.

On November 22, 2011, Robert C. Shaffner resigned from the Board of Directors as both a member and as its Chairman. Effective December 3, 2011, Steve Gidumal was elected as the new Chairman of the Board of Directors. Also effective December 3, 2011 Ron Kaplan became Chairman of the Governance and Compensation Committees of the Board.

On November 7, 2011, the Company retained the law firm of Lowenstein Sandler to advise the Company on restructuring alternatives.

Item 6. Exhibits

The index to exhibits appears on page 24 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc. (Registrant)

Date: December 12, 2011	By:	/s/ Stephen A. Giordano
Stephen A. Giordano
President and Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2011	By:	/s/ Lewis M. Brubaker, Jr.
Lewis M. Brubaker, Jr.
Senior Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)

Index To Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

10.1	Amendment No. 1 to Loan and Security Agreement, dated September 23, 2011, between Wells Fargo Retail Finance, LLC and RoomStore, Inc.*

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), under the Exchange Act of 1934.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith