Form 10-Q
period 2011-11-30
RoomStore, Inc.
filed 2012-05-25
CIK 1448064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of May 24, 2012, 9,762,846 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ROOMSTORE, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ROOMSTORE, INC.

Condensed Consolidated Balance Sheets

As of November 30, 2011 and February 28, 2011

(In thousands, except share and per share amounts)

(Unaudited)

	November 30, 2011	February 28, 2011
Assets

Current Assets
Cash and cash equivalents	$2,160	$2,365
Inventories	23,933	44,106
Receivables (net of allowance for doubtful accounts: 11/30/11 - $139; 02/28/11 - $126)	2,068	4,161
Prepaid expenses	2,949	4,201
Deferred income taxes	794	1,364

Total current assets	31,904	56,197

Property, plant and equipment, net	20,497	23,037
Service deposits	3,885	2,413
Other assets	3,280	3,431

Total Assets	$59,566	$85,078

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$17,683	$14,701
Bank overdrafts	347	1,224
Accrued expenses	23,889	17,495
Accrued income taxes	424	495
Note payable - credit facility - current portion	4,100	—
Mortgage note payable - current portion	88	83
Deferred revenue	3,412	7,448

Total current liabilities	49,943	41,446

Deferred rent	4,738	4,954
Deferred income taxes	794	1,364
Note payable - credit facility	—	17,115
Mortgage note payable	2,271	2,338

Total Liabilities	57,746	67,217

Commitments and Contingencies

Equity
RoomStore, Inc. stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, shares issued and outstanding: 11/30/11- 9,762,846; 02/28/11- 9,762,846	98	98
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	46,791	46,791
Accumulated deficit	(45,699)	(29,717)

Total RoomStore, Inc. Stockholders’ Equity	1,190	17,172
Noncontrolling interest	630	689

Total Equity	1,820	17,861

Total Liabilities and Equity	$59,566	$85,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended November 30, 2011 and 2010

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Net sales	$55,386	$79,953	$193,419	$250,544
Cost of sales	32,653	46,264	111,582	142,771

Gross profit	22,733	33,689	81,837	107,773

Selling, general and administrative	30,443	40,552	96,912	116,722

Total operating expenses	30,443	40,552	96,912	116,722

Loss from operations	(7,710)	(6,863)	(15,075)	(8,949)

Interest expense	(140)	(278)	(519)	(621)
Other (expense) income, net	(77)	334	120	513

Total non-operating (expense) income	(217)	56	(399)	(108)

Loss before income taxes	(7,927)	(6,807)	(15,474)	(9,057)
Income tax expense	37	312	194	544

Net loss	(7,964)	(7,119)	(15,668)	(9,601)
Less: Net income attributable to the noncontrolling interest	(142)	(59)	(314)	(201)

Net loss attributable to RoomStore, Inc.	$(8,106)	$(7,178)	$(15,982)	$(9,802)

Basic and diluted loss per share attributable to
RoomStore, Inc. stockholders	$(0.83)	$(0.73)	$(1.64)	$(1.00)
Weighted average number of shares outstanding	9,762,846	9,767,555	9,762,846	9,767,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended November 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(15,668)	$(9,601)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,006	3,411
Loss (gain) on disposal of property and equipment	24	(106)
Stock option compensation	—	65
Equity in earnings of investee	(221)	(250)
Change in operating assets and liabilities:
Accounts receivable	2,083	1,215
Inventories	20,173	(8,238)
Prepaid expenses	1,252	(612)
Other assets	(1,100)	(1,670)
Deferred revenue	(3,991)	2,934
Accounts payable	2,982	635
Accrued expenses	6,178	883
Income taxes receivable/Accrued income taxes	(71)	1,360

Net cash provided by (used in) operating activities	14,647	(9,974)

Cash flows from investing activities:
Additions to property, plant and equipment	(553)	(868)
Proceeds from disposals of property, plant and equipment	28	2,026

Net cash (used in) provided by investing activities	(525)	1,158

Cash flows from financing activities:
Change in bank overdrafts	(877)	1,978
Non-controlling interest capital distribution	(373)	(41)
Proceeds from credit facility note	145,617	185,436
Payments of credit facility note	(158,632)	(175,879)
Payments of mortgage payable	(62)	(57)

Net cash (used in) provided by financing activities	(14,327)	11,437

Net (decrease) increase in cash and cash equivalents	(205)	2,621

Cash and cash equivalents at beginning of period	2,365	733

Cash and cash equivalents at end of period	$2,160	$3,354

Supplemental disclosure of cash flow information:
Taxes paid	$268	$939
Interest paid	435	565
Non-cash item: recognition of deferred gain on sale of building	45	35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended November 30, 2011

(In thousands, except share amounts)

(Unaudited)

	RoomStore, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amounts	Capital	Deficit	Interest	Equity

Balance - March 1, 2011	9,762,846	$98	$46,791	$(29,717)	$689	$17,861
Net income (loss)	—	—	—	(15,982)	314	(15,668)
Capital distribution	—	—	—	—	(373)	(373)

Balance - November 30, 2011	9,762,846	$98	$46,791	$(45,699)	$630	$1,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Note 1, Organization and Basis of Presentation

RoomStore, Inc. (“RoomStore” or the “Company”) is a home furnishings and bedding retailer in the United States which operates 64 stores (as of November 30, 2011) located in the states of Pennsylvania, Maryland, Virginia, North Carolina, South Carolina, Alabama, Florida and Texas. The Company also offers its home furnishings through Furniture.com, a provider of internet-based sales opportunities for regional furniture retailers. The Company owns 65% of Mattress Discounters Group, LLC (“MDG”) which operates 80 mattress stores (as of November 30, 2011) in the states of Delaware, Maryland and Virginia and in the District of Columbia.

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiary, MDG. All significant inter-division and intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last day of February. The accompanying unaudited financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to interim reporting and accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011 (the “Form 10-K”). In the opinion of management, the financial information reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. These statements do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended February 28, 2011 included in the Form 10-K. The balance sheet as of February 28, 2011 has been derived from the audited consolidated financial statements included in the Form 10-K. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2, Voluntary Reorganization under Chapter 11

On December 12, 2011(the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court of the Eastern District of Virginia (the “Bankruptcy Court”), Case No.11-37790-DOT (the “Chapter 11 Case”). The Company continues to operate the business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. MDG is not part of the Company’s bankruptcy filing and has had no changes to its business operations.

The Bankruptcy Case was filed because the Company’s working capital position and the losses from operations raised substantial doubt about the Company’s ability to continue as a going concern without the relief and reorganization options provided by the filing.

Operation and Implication of the Chapter 11 Case

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Accordingly, although commencement of the Chapter 11 Case triggered defaults on substantially all of the Company’s debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in a debtor’s unaudited condensed financial statements.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

The Company requested and received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations including certain employee wage and benefit obligations, cash management, tax matters, certain customer programs and payment of pre-petition claims of certain vendors deemed critical to the Company’s ongoing business. The Company intends to continue paying claims arising after the Petition Date in the ordinary course of business. The Company has retained legal and financial professionals to advise the Company on the Chapter 11 Case and certain other professionals to provide services and advice to the Company in the ordinary course of business. The fees of these legal and financial professionals are subject to Bankruptcy Court approval.

The Company has incurred and expects to continue to incur significant costs associated with the reorganization and the Chapter 11 Case. The amount of these expenses is expected to significantly affect the Company’s financial position and results of operations. The Company cannot accurately predict the affect the Chapter 11 Case will have on its business at this time.

Plan of Reorganization

For the Company to successfully emerge from the Chapter 11 Case, the Company must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Company to transition from the Chapter 11 Case into ordinary course operations. In connection with the plan of reorganization, the Company must also obtain a new credit facility, or “exit financing.” The ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Case. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations with the Company’s stakeholders and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed. The Company has not yet filed a plan of reorganization or a related disclosure statement with the Bankruptcy Court.

The Company expects to have ongoing discussions with its creditors regarding a plan of reorganization until the proposed plan is filed with the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval of a proposed plan by the Bankruptcy Court, or that the proposed plan will be accepted by the Company’s lenders or secured and unsecured creditors.

Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the unaudited condensed financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of such plan, or the effect of any operational changes that may be implemented.

Financing During Pendency of the Chapter 11 Case

See Note 4 to the Condensed Consolidated Financial Statements below for information regarding the Company’s arrangement for debtor-in-possession financing during pendency of the Chapter 11 Case.

Going Concern

The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the ordinary course of business. The working capital position, losses from operations and commencement of the Chapter 11 Case have raised substantial doubt about the Company’s ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, the Company’s ability to comply with the financial and other covenants contained in the debtor-in-possession

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

financing agreement, confirmation of a plan of reorganization by the Bankruptcy Court under Chapter 11, the Company’s ability to successfully implement such plan, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet obligations and the Company’s ability to obtain exit financing. While under the protection of Chapter 11, the Company may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization. At this time, it is not possible to predict the outcome or the financial impact of the Company of a Chapter 11 Case or the going concern uncertainty. Unsecured claims, and even secured claims, may be settled at less than their carrying amount and the equity of the Company’s stockholders may have no value. The reorganization of the Company is expected to result in the closing of a significant number of stores and reductions in staffing and overhead expenses, and there are no assurances that the Company will be successful in obtaining Bankruptcy Court approval or of implementing a plan for reorganization. As of the date of this filing, the Company has closed 20 stores and a distribution center as a result of the Chapter 11 Case and is in the process of closing an additional 13 stores and a distribution center. See Note 8 to the Condensed Consolidated Financial Statements below.

Since the Petition Date, subsequent to November 30, 2011, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled. Revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the Consolidated Statement of Operations separately as reorganization items. SOP 90-7 accounting and presentation will be applied in future financial statement filings while the Company is still a debtor-in-possession under the Bankruptcy Code.

Upon emergence from bankruptcy, the amounts reported in the Company’s subsequent financial statements may change materially. As of the effective date of a plan of reorganization, the Company anticipates being required to apply the “fresh start” provisions of SOP 90-7, which requires that all assets and liabilities be restated to their fair values as of such effective date. Certain of these fair values will differ materially from the values recorded on the Company’s Condensed Consolidated Balance Sheet as of November 30, 2011. Additionally, the results of operations after the application of fresh start accounting will not be comparable to previous periods. Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may opt to make other changes in accounting practices and policies as of the plan’s effective date. For all of these reasons, the Company’s financial statements for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Note 3, Accrued Expenses

Accrued expenses consist of the following at November 30, 2011 and February 28, 2011:

	November 30, 2011	February 28, 2011
Accrued compensation and benefits	$2,220	$1,217
Accrued advertising	5,263	2,370
Deferred warranty revenue	4,075	3,261
Mattress warranty reserve	633	602
Customer deposits	6,230	3,883
Sales tax payable	1,015	2,039
Other accrued liabilities	4,453	4,123

	$23,889	$17,495

Note 4, Credit Arrangements

On May 27, 2010, the Company entered into a four-year, $30,000 revolving credit facility (the “Revolver”) with Wells Fargo Retail Bank, N.A. (“Wells Fargo”) secured by all assets of the Company. Amounts available for borrowing under the Revolver are based on the valuation of several different asset categories. The value of the Company’s inventory is the largest asset category and therefore the bank requires that an independent company perform an inventory valuation three times a year. This valuation is based on an estimate of the value that could be realized from an orderly liquidation sale.

Interest rates under the Revolver are variable based on the highest of the Federal Funds rate plus 0.5%, LIBOR rate plus 1% or the Wells Fargo prime rate. An additional 2% is then added to the highest rate to obtain the total interest rate on the borrowing. Within the Revolver, the Company has the option to enter into up to five fixed maturity loans with interest calculated at LIBOR plus 3.0%. The fixed maturity LIBOR loans generally have a 30-day maturity and a lower interest rate than the variable portion of the facility. At November 30, 2011, there was $4,100 of outstanding borrowings under the Revolver. Remaining borrowing availability was approximately $2,040 and $3,000 at November 30, 2011 and February 28, 2011, respectively. At November 30, 2011, the Company was in default of certain financial covenants of its credit facility agreement with Wells Fargo. These defaults were waived pursuant to the Company entering into the post-petition Debtor-in-Possession financing with Wells Fargo described below.

On December 13, 2011, the Bankruptcy Court entered an interim order authorizing the Company to execute all documents necessary to obtain post-petition, Debtor-in-Possession financing up to a maximum amount of $14,000, subject to (a) carve out for professional fees in an amount increasing over time to $500, and (b) certain other borrowing restrictions (the “DIP Facility”) from Wells Fargo, the Company’s existing lender. On December 15, 2011, the Company executed a Ratification and Amendment Agreement (the “Ratification Agreement”) to obtain and secure the DIP Facility. Under the terms of the Ratification Agreement, Wells Fargo has the discretion to apply the Company’s post-petition payments and proceeds first to amounts owed pre-petition to Wells Fargo before applying payments and proceeds against post-petition advances. At the time of the filing of the Chapter 11 Case, the Company owed Wells Fargo approximately $5,700 under the Revolver. The Bankruptcy Court entered a final order on January 5, 2012 (the “Final Order”) authorizing the DIP Facility. The Company paid financing fees of $150 on December 15, 2011 for the DIP Facility.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

On January 20, 2012, Wells Fargo assigned all of its interests and obligations under the Revolver and DIP Facility to Salus Capital Partners, LLC (“Salus”). Subsequent to this assignment, the Company and Salus have agreed to revise certain terms of the DIP Facility (the revised DIP Facility hereinafter referred to as the “New DIP Facility”). The Bankruptcy Court approved these revisions by court order entered on February 8, 2012. The New DIP Facility increased the maximum amount of the facility to $15,000. The Company paid financing fees of $150 on February 8, 2012 for the New DIP Facility and, upon the assignment of the DIP Facility to Salus, received a waiver from Wells Fargo of an additional $130 fee due to Wells Fargo. The Company entered into the New DIP Facility because the borrowing base formula in the New DIP Facility initially provided substantial incremental liquidity, including (i) up to $3,000 of borrowing availability in respect of certain pledged equity, and (ii) increased advance rates on eligible inventory and real estate. The Company has missed certain performance targets of the New DIP Facility and has entered into subsequent amendments with Salus to obtain waivers of these events of default. The Company and Salus entered into a Fourth Amendment to the Revolver (the “Fourth Amendment”) on April 11, 2012, pursuant to which Salus waived certain technical events of default under the New DIP Facility and decreased the revolving credit loan ceiling to $10,000 from $15,000, which was offset in part by amending the formula for funds available under the New DIP Facility such that the funds available to the Company decreased by an aggregate of $3,850 rather than $5,000. In consideration for entering into the Fourth Amendment, the Company paid Salus a portion of the termination fee for the New DIP Facility in the amount of $38. The Bankruptcy Court entered an order approving the Fourth Amendment on April 19, 2012. The Company and Salus entered into a Fifth Amendment to the Revolver (the “Fifth Amendment”) on April 19, 2012 to replace line item expense budget variance covenants with less rigorous liquidity and aggregate disbursement covenants and to extend the time for the Company to file a plan of reorganization from April 15, 2012 to June 15, 2012. The Fifth Amendment also added a more stringent minimum sales requirement, whereby the Company will be required to achieve sales (a) for each week ending during the first three weeks after the Bankruptcy Court issues an order approving the Fifth Amendment of not less than 80% of the projected sales for such week as set forth in a budget agreed to by the Company and Salus, and (b) for each test period thereafter, of not less than 85% of the projected sales for such period. The Fifth Amendment also resulted in the base margin interest rate charged to the Company increasing from 3.0% to 3.5% and requires that the Company begin closing by June 4, 2012 the retail stores for which the Company has not received landlord consents by that date to extend the Company’s time to assume or reject such leases, as permitted by the Bankruptcy Code. In consideration for entering into the Fifth Amendment, the Company paid Salus a fee of $75 on May 4, 2012.

Loans made under the New DIP Facility (as adjusted by the Fifth Amendment) bear interest at a rate equal to 3.5% plus the highest of (a) the federal funds rate plus 0.5%, (b) three month LIBOR plus 1.0%, or (c) the JP Morgan Chase Bank N.A. “prime rate” as announced from time to time at its principal office in New York, New York. The Company is required to pay an unused line fee of 0.75% per annum, paid monthly in arrears, and fees of 3.0% per annum on the stated amount of outstanding documentary letters of credit and 3.0% per annum on the principal balance of outstanding letters of credit. In addition, the Company is required to pay collateral monitoring fees of $5 per month, fully earned and payable in advance each month that the New DIP Facility is outstanding. The interest rate applicable to advances against the pledged equity components added to the borrowing base is 13.0% until 90 days after February 8, 2012, subject to reduction thereafter. The New DIP Facility matures on the earliest to occur of (a) June 12, 2013, (b) the effective date of a plan of reorganization of the Company, (c) the consummation of a sale or sales of all or substantially all of the Company’s assets and properties or of all equity interests in the Company, (d) the last termination date set forth in the Final Order of the Bankruptcy Court, and (e) the payment in full of all of the Company’s obligations under the New DIP Facility after notice by the Company to Salus of the Company’s intent to terminate the New DIP Facility. Under the New

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

DIP Facility as amended by the Fifth Amendment, in the event that the Company has not, on or before the close of business on June 15, 2012, repaid the New DIP Facility in full or filed a Chapter 11 plan in form and substance reasonably satisfactory to Salus, the Company is required, by June 29, 2012, to commence the sale of all of its assets, other than leases and fixtures, and by July 10, 2012, commence an auction for the sale of all of its leases and fixtures. This financing should enable the Company to meet its post filing obligations in the ordinary course of business, fund its operations and pay for merchandise, and finance the costs associated with the Chapter 11 Case. The Company continues to pursue additional sources of capital to allow it to purchase additional inventory.

To secure repayment of all pre-petition and post-petition obligations, Salus was granted a first priority and perfected security interest and lien on all assets of the Company, except for the Company’s real property located at 1008 Highway 501 in Myrtle Beach, South Carolina.

The Company also has a real estate mortgage note payable bearing interest at 7.25% per year with a final balloon payment due on July 1, 2016. The principal unpaid balance at November 30, 2011 and February 28, 2011 was $2,359 and $2,421, respectively, and is secured by the underlying property in Myrtle Beach, South Carolina.

Note 5, Stockholders’ Equity

Management Incentive Program

The Company has a Stock Incentive Plan (“Incentive Plan”). Under the Incentive Plan, awards can be made in the form of restricted stock, stock options, stock appreciation rights or other stock-based awards. If restricted stock is awarded, up to 983,500 shares are available. If stock options are awarded, up to 1,800,000 options are available. The Board of Directors of the Company (or a committee designated by the Board) is responsible for administering the Incentive Plan. Eligible participants under the Incentive Plan are directors, employees and consultants who are expected to contribute to the growth and profits of the Company. There were 237,956 shares available for future grant at November 30, 2011.

Stock options to purchase a total of 370,000 shares of common stock were granted on October 14, 2010 at an option price of $0.81 per share and a weighted average fair value per share of $0.52. The options vested on March 1, 2011. The options expire ten years from the date of grant. The weighted average fair value for these options was estimated at the time of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.18%, expected life in years of 5 years, expected volatility of 80% and expected dividend yield of 0%. The Company had no stock compensation expense for the nine months ended November 30, 2011 and $65 of stock compensation expense for the nine months ended November 30, 2010.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Earnings per Share

The following table sets forth the computation of basic and diluted loss per share for the three months and nine ended November 30, 2011 and 2010:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to RoomStore, Inc. for basic and diluted earnings per share	$(8,106)	$(7,178)	$(15,982)	$(9,802)

Denominator:
Weighted average shares for basic earnings per share	9,762,846	9,767,555	9,762,846	9,767,556
Effect of dilutive securities for employee stock options	—	—	—	—

	9,762,846	9,767,555	9,762,846	9,767,556

Basic and diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.83)	$(0.73)	$(1.64)	$(1.00)

For the three and nine months ended November 30, 2011, 1,562,044 common share equivalents related to outstanding stock options were excluded from the diluted earnings per share calculation because their impact was anti-dilutive. For the three and nine months ended November 30, 2010, 1,790,126 common share equivalents related to outstanding stock operations were excluded.

Note 6, Segment Information

The Company’s operations are classified into two reportable segments: RoomStore (“RS”) and Mattress Discounters Group (“MDG”). These reportable segments represent strategic business areas which operate as stand-alone companies and offer two types of home furnishings to its customers.

The RS segment is primarily involved in the sale of furniture and accessories to the consumer and also sells mattress and bedding products. RS profitability is generated through profit margin on the products and related fees for product warranties and delivery, less the cost of providing products and services and the operating costs of the RS operations. The profit margin is the sales price less the cost of the product plus the delivery costs to transport the product to the Company’s warehouses.

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

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth selected financial information for the two segments for the three and nine months ended November 30, 2011 and 2010.

	Three Months Ended November 30, 2011
	RoomStore	Mattress Discounters	Consolidated
Net sales	$39,449	$15,937	$55,386
Interest expense	140	—	140
Depreciation and amortization	923	47	970
Income (loss) before income taxes	(8,335)	408	(7,927)
Capital expenditures	24	17	41

	Three Months Ended November 30, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$64,051	$15,902	$79,953
Interest expense	278	—	278
Depreciation and amortization	1,057	46	1,103
Income (loss) before income taxes	(6,997)	190	(6,807)
Capital expenditures	278	47	325

	Nine Months Ended November 30, 2011
	RoomStore	Mattress Discounters	Consolidated
Net sales	$147,419	$46,000	$193,419
Interest expense	519	—	519
Depreciation and amortization	2,869	137	3,006
Income (loss) before income taxes	(16,376)	902	(15,474)
Capital expenditures	335	218	553

	Nine Months Ended November 30, 2010
	RoomStore	Mattress Discounters	Consolidated
Net sales	$202,586	$47,958	$250,544
Interest expense	621	—	621
Depreciation and amortization	3,270	141	3,411
Income (loss) before income taxes	(9,683)	626	(9,057)
Capital expenditures	667	201	868

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table represents segment identifiable assets:

	November 30, 2011	February 28, 2011
RoomStore	$51,164	$76,878
Mattress Discounters	8,559	9,033
Consolidating adjustments	(157)	(833)

Consolidated	$59,566	$85,078

Note 7, Commitments and Contingencies

On December 12, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Unless the Bankruptcy Court orders otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

Section 365 of the Bankruptcy Code provides a process by which the Company may assume, assume and assign or reject certain pre-petition executory contracts (contracts that are not fully performed by either party) subject to the approval of the Bankruptcy Court and certain other conditions. Essentially, a rejection of a contract by the Company is a court-authorized breach of contract and, subject to certain exceptions, relieves the Company of further obligations under that contract, but creates a deemed pre-petition claim for damages by the party whose contract is rejected. Such parties may file claims in the Bankruptcy Court for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under that contract and to provide the other party with adequate assurance of the debtor’s future performance under the contract. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date the plan of reorganization is confirmed. At this time, it is not possible to accurately predict the effect the Chapter 11 Case will have on our business or executory contracts.

As noted above, the Company owns a 65% membership interest in MDG. An individual owns the remaining 35% membership interest. In connection with entering into the DIP Facility, and as expressly authorized under the Operating Agreement for MDG, on December 11, 2011 the Company voted its 65% membership interest in favor of pledging all of the assets of MDG as collateral for the DIP Facility. After the Company filed for bankruptcy on December 12, 2011, the minority owner of MDG asserted that pursuant to Virginia law the Company became disassociated from MDG and thereby lost its management interests (but not its economic interests) in MDG. The minority owner then sought to reverse some of the votes and actions from the December 1, 2011 meeting of MDG members and managers. On December 14, 2011, the Company and the minority owner entered into a unanimous, written consent whereby the parties agreed to preserve all arguments and remedies regarding pledging MDG’s assets and disassociation, and take no further action on behalf of MDG without the unanimous consent of the members and managers of MDG, as appropriate. This “standstill” agreement is in effect until the earlier of December 31, 2012, the effective date of a plan of reorganization, or the termination of the DIP Facility pursuant to certain rights of the DIP lender as set forth in the DIP Facility loan documents. On December 15, 2011, the Company, the minority owner, and all three Managers of MDG executed various binding documents, including unanimous resolutions and a General Security Agreement, which affirmed the pledge of MDG’s assets as collateral for the DIP Facility.

ROOMSTORE, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except share and per share amounts)

Note 8, Subsequent Events

On December 12, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. There are no assurances that the Company will be successful in obtaining Bankruptcy Court approval for implementing a plan of reorganization.

On December 15, 2011, the Company executed the Ratification Agreement to obtain and secure the DIP Facility. On January 20, 2012, Wells Fargo assigned all of its interests and obligations under the Revolver and DIP Facility to Salus. On February 8, 2012, the Company and Salus agreed to revise certain terms of the New DIP Facility. The Company has missed certain performance targets of the New DIP Facility and has entered into subsequent amendments with Salus to obtain waivers of these events of default. The Company and Salus entered into the Fourth Amendment on April 11, 2012 and the Fifth Amendment on April 19, 2012. See Note 4 to the Company’s Condensed Consolidated Financial Statements.

On January 5, 2012, the Bankruptcy Court approved an order allowing the Company to enter into an Agency Agreement (the “Agency Agreement”) between the Company and a joint venture comprised of Hilco Merchant Resources, LLC, SB Capital Group, LLC, Planned Furniture Promotions, Inc., and Tiger Capital Group, Inc. (collectively, the “Agent”), pursuant to which the Agent was given the right to liquidate all of the merchandise in eighteen of the Company’s furniture retail stores (the “Closed Stores”) in exchange for payments from the Agent to the Company of an aggregate of $4,400 subject to an inventory count during which an evaluation of the salability of the inventory would be made. This amount includes a guaranteed amount of $100 pursuant to the terms of the Agency Agreement, as well as an augmented recovery amount of $250. The Company received payment of approximately $4,000 on January 6, 2012. The book value of the merchandise in the Closed Stores conveyed pursuant to the Agency Agreement was approximately $3,800 on January 6, 2012, and accordingly, there were no charges incurred in connection with entering into the Agency Agreement.

The Company has retained Feinblum Real Estate, Inc. (“Feinblum”) to market the surplus leases for the Closed Stores. Pursuant to this agreement, Feinblum will receive customary fees for marketing the Closed Stores. In addition to the Closed Stores, the Bankruptcy Court approved the Company liquidating the merchandise in an additional seven stores through its own efforts, although the Company subsequently decided to close only six of these stores (the “Additional Stores”). The book value of the merchandise in the Additional Stores on January 6, 2012 was approximately $1,200. The Company closed five of the Additional Stores and rejected the leases for those five locations during January 2012. The leases for the Closed Stores and the Additional Stores will either be rejected or sold.

On April 12, 2012, the Bankruptcy Court approved an order allowing the Company to enter into an Agency Agreement with Furniture Asset Acquisition LLC (“FAA”) to transfer to FAA (i) the lease disposition rights of all ten stores in the North Texas market, subject to FAA’s payment of all cure amounts then owed, (ii) all of the inventory of all of such stores and the going out of business rights in the North Texas market, (iii) the rights to the “RoomStore” name in the state of Texas, and (iv) all of the customer lists and other customer data of the Company’s customers in Texas. Pursuant to this agreement, the Company will receive $1,700 for the lease disposition rights, 100% of the cost of its inventory, estimated at approximately $2,200, and $300 for the rights to the “RoomStore” name and for the customer lists. A final payment will be made subject to the reconciliation of the inventory counts and the inventory status evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended February 28, 2011 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 31, 2011. This discussion contains certain forward-looking statements, which are based on management’s current expectations, estimates and projections about our business. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

On December 12, 2011, RoomStore, Inc. (the “Company” or “we”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court of the Eastern District of Virginia (the “Bankruptcy Court”), Case No.11-37790-DOT (the “Chapter 11 Case”). Without limitation, our risks and uncertainties include the difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending and adversely affect our financial condition, competition in the home furnishings industry that limits our ability to adjust our product prices, changes in foreign countries from which we obtain 70% of our merchandise that may affect our operations, as well as risks and uncertainties pertaining to our Chapter 11 Case, including (i) potential adverse impact of the bankruptcy case on our business, financial condition or results of operations, including our ability to maintain contracts and other customary and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in our bankruptcy case; (ii) our ability to maintain adequate liquidity to fund our operations during the bankruptcy case and to fund a plan of reorganization and thereafter, including maintaining normal terms with our vendors and service providers during the bankruptcy case and complying with the covenants and other terms of our financing agreements; (iii) our ability to obtain court approval with respect to motions in the bankruptcy case prosecuted from time to time and to develop, prosecute, confirm and consummate a plan of reorganization with respect to the bankruptcy case and to consummate all of the transactions contemplated by such plan of reorganization; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 Case to a Chapter 7 case; and (v) those factors identified in our filings with the Securities and Exchange Commission as may be accessed at www.sec.gov.

The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value and classification of our various pre-petition liabilities and common stock. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative and will pose substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders thereof in the Chapter 11 Case. Accordingly, we urge extreme caution with respect to existing future investments in its common stock. Caution should be taken not to place undue reliance on our forward-looking statements, which represent our view only as of the date of this Form 10-Q, and which we assume no obligation to update or revise as a result of new information, future events or otherwise, except as required by law.

An additional description of our risk factors is described in Part 1 – Item 1A. “Risk Factors” of the Form 10-K. In addition to those risk factors filed within Form 10-K, there are additional risk factors filed within this Form 10-Q as described in Part II – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the ordinary course of business. The working capital position, the losses from operations and commencement of the

Chapter 11 Case have raised substantial doubt about the Company’s ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization by the Bankruptcy Court under Chapter 11, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. While under the protection of Chapter 11, we may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. As part of the Chapter 11 Case, we anticipate the development and implementation of a plan of reorganization to restructure our capital structure and business operations. Please refer to Note 2 and Note 8 to our Condensed Consolidated Financial Statements for more information regarding the Chapter 11 Case. The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization. At this time it is not possible to predict the outcome or the financial impact of a Chapter 11 filing. Unsecured and even secured claims may be settled at less than their carrying amount and the equity of our stockholders may have no value. The reorganization has resulted in the closing of a significant number of stores and reductions in staffing and overhead expenses and there are no assurances that we will be successful in obtaining Bankruptcy Court approval for implementing a plan of reorganization. As of the date of this filing, the Company has closed 20 stores and a distribution center as a result of the Chapter 11 Case and is in the process of closing an additional 13 stores and a distribution center. See “Liquidity and Financial Position – Financial Position” below.

Overview

Prior to the Chapter 11 filing, we were among the top 30 furniture retailers in the United States, based on annual revenues. See 2010 Survey of Top 100 Furniture Stores, published on May 23, 2011 by Furniture Today. We currently operate 26 regular stores using the trade name “RoomStore Furniture,” one large format store using the trade name “RoomStore World” and one clearance center using the trade name of “Bargain Depot.” There are 14 stores that have closed and an additional nine stores in the process of closing through going-out-of-business sales. These closings are being handled by certain liquidators who won a bid at an auction held under the supervision of the Bankruptcy Court on January 5, 2012. In addition, ten stores in our North Texas market were sold on April 12, 2012 to Furniture Asset Acquisition LLC (“FAA”). Four of those locations are still open and are currently being operated under the RoomStore name. FAA was given the right to liquidate all of the merchandise in these stores and is the process of conducting going-out-of-business sales. At November 30, 2011, we operated a total of 64 stores. We are also the owner of 65% of Mattress Discounters Group, LLC (“MDG”), which currently operates 80 Mattress Discounters stores in Delaware, Maryland, Virginia and the District of Columbia.

Since the acquisition of certain Mattress Discounters’ assets on December 5, 2008 by MDG, we conduct our business as two reportable segments: the RoomStore segment and the Mattress Discounters segment (“MDG”). The RoomStore segment sells home furnishings and accessories through RoomStore retail stores and internet operations. The MDG segment sells mattresses and bedding products through Mattress Discounters retail stores and internet operations. RoomStore and MDG do not sell merchandise in the same retail locations but do share some office and distribution and delivery facilities. Expenses in these shared areas are segregated based on a services agreement.

The Company continues to be significantly impacted by current economic conditions as sales volumes continue to be below historical levels. Sales volumes have also been and continue to be negatively affected by the customers’ difficulty in obtaining third party financing in the current credit market environment. In conjunction with the Chapter 11 filing, management performed an analysis of current and expected future profitability of each of the Company’s stores, and based upon this analysis, initially determined to close twenty-five of the stores. In March 2012, after discussions with Salus Capital Partners LLC, the Company’s lender in the Chapter 11 Case, and the creditors committee, the Company determined that it needed additional liquidity and decided to sell all or substantially all of the physical assets (including inventory) associated with its North Texas market, which will result in the closing of all ten of the Company’s stores and the distribution center in that market. With this sale, the Company will no longer have operations in the state of Texas. See “Liquidity and Financial Position – Financial Position” below.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies at November 30, 2011 from those disclosed in its Form 10-K filed with the SEC on May 31, 2011.

Since the Petition Date, subsequent to November 30, 2011, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled. Revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the Consolidated Statement of Operations separately as reorganization items. SOP 90-7 accounting and presentation will be applied in future financial statement filings while the Company is still a debtor-in-possession under the Bankruptcy Code.

Upon emergence from bankruptcy, the amounts reported in the Company’s subsequent financial statements may change materially. As of the effective date of a plan of reorganization, the Company anticipates being required to apply the “fresh start” provisions of SOP 90-7, which requires that all assets and liabilities be restated to their fair values as of such effective date. Certain of these fair values will differ materially from the values recorded on the Company’s Condensed Consolidated Balance Sheet as of November 30, 2012. Additionally, the results of operations after the application of fresh start accounting will not be comparable to previous periods. Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may opt to make other changes in accounting practices and policies as of the plan’s effective date. For all of these reasons, the Company’s financial statements for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods.

Results of Operations

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the three months ended November 30, 2011 and 2010:

	2011		2010
	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$55,386	100.0%	$79,953	100.0%
Cost of sales	32,653	58.9%	46,264	57.9%

Gross profit	22,733	41.1%	33,689	42.1%

Selling, general and administrative	30,443	55.0%	40,552	50.7%

Total operating expenses	30,443	55.0%	40,552	50.7%

Loss from operations	(7,710)	-13.9%	(6,863)	-8.6%

Interest expense	(140)	-0.3%	(278)	-0.3%
Other (expense) income, net	(77)	-0.1%	334	0.4%

Total non-operating (expense) income	(217)	-0.4%	56	0.1%

Loss before income taxes	(7,927)	-14.3%	(6,807)	-8.5%
Income tax expense	37	0.1%	312	0.4%

Net loss	(7,964)	-14.4%	(7,119)	-8.9%
Less: Net income attributable to the noncontrolling interest	(142)	-0.2%	(59)	-0.1%

Net loss attributable to RoomStore, Inc.	$(8,106)	-14.6%	$(7,178)	-9.0%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(0.83)		$(0.73)
Weighted average number of diluted shares outstanding	9,762,846		9,767,555

Net Sales

Net sales for the three months ended November 30, 2011 were $55.4 million compared to $80.0 million for the three months ended November 30, 2010, a decrease of $24.6 million, or 30.7%. Comparable RoomStore segment store merchandise sales for the three months ended November 30, 2011 decreased approximately $22.2 million, or 38.4%, compared to the three months ended November 30, 2010, and add-on sales (delivery fees and merchandise protection products) decreased approximately $2.1 million, or 40.6%, for the same periods. The decrease in add-on sales is partially due to the change in the mix of product protection warranty products offered by the Company. In the second half of fiscal year 2011, the Company introduced new warranty products with the related revenue being deferred and recognized over five years. The revenue from some of the Company’s previous warranty products was recognized on a more accelerated basis in the statements of operations based on the warranty terms. Revenue reflected in the statements of operations related to the warranty products was $1.2 million and $1.9 million for the three months ended November 30, 2011 and 2010, respectively.

Comparable MDG segment store sales for the three months ended November 30, 2011 decreased approximately $230,000, or 1.6%, compared to the three months ended November 30, 2010. MDG delivery fees decreased 3.3% during the same period. We believe the MDG sales decrease was a result of consumer tightening of discretionary spending as well as increased competition.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. RoomStore sales have also been negatively affected by the lack of availability of inventory to fill customer orders due to the decrease in funds available to purchase inventory. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 64 stores at November 30, 2011 and 65 stores at November 30, 2010. MDG had 80 stores at November 30, 2011 and 82 stores at November 30, 2010.

Gross Profit

Gross profit for the three months ended November 30, 2011 was $22.7 million compared to $33.7 million for the three months ended November 30, 2010, and the Company gross profit margin was 41.1% and 42.1%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 37.4% for the three months ended November 30, 2011 compared to 40.3% for the three months ended November 30, 2010. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. MDG gross profit margins were 50.1% for the three months ended November 30, 2011, compared to 49.4% for the three months ended November 30, 2010.

The RoomStore segment furniture margin decreased slightly to 45.6% for the three months ended November 30, 2011 from 46.0% for the same period in the previous year. MDG bedding margins were 52.5% for the three months ended November 30, 2011 and were 51.5% for the three months ended November 30, 2010. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs decreased to $30.4 million for the three months ended November 30, 2011 from $40.6 million for the three months ended November 30, 2010, and as a percentage of sales increased to 55.0% from 50.7% as a result of the loss of sales leverage on certain fixed expenses.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down approximately $10.0 million, or 30.5%, for the three months ended November 30, 2011 versus the same period last year. This net decrease was a result of several factors including a decrease of $4.3 million in advertising expenses, a $2.3 million decrease in salaries, a decrease of $1.4 million in consumer financing discount costs, a decrease of approximately $335,000 in real estate taxes and a decrease of approximately $165,000 in self insurance costs. There was an overall decrease in expenses in the three months ended November 30, 2011 over the same period in the prior year due to a conversion during the prior fiscal year of the Company’s Texas operations onto the computer system used by the remainder of the RoomStore operations. It is anticipated that the conversion of the Texas operations will result in cost savings in fiscal year 2012 to more than offset the costs incurred for the conversion in the prior fiscal year. Cost savings related to the conversion include reduced salary costs for office personnel and decreased software license and maintenance expenses.

Discount fees paid by the Company for third party customer financing were $1.2 million for the three months ended November 30, 2011 and $2.5 million for the three months ended November 30, 2010. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (e.g., “no interest for two years”) and the credit-worthiness of the customer. Due to a federal regulatory change in February 2010, retailers can no longer offer plans without monthly payments (i.e., “no interest, no payments”), and to make the plans appealing to customers, retailers are having to offer longer terms (36 and 48 months) which are at higher rates. The increase in the fees paid related to the new programs is offset by the fee decrease related to the decrease in sales between the two fiscal quarters. Discount fees paid by the RoomStore segment decreased approximately $1.4 million and the fees paid by the MDG segment increased approximately $95,000.

Total RoomStore segment salaries were down approximately $2.3 million for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. Commissions paid to sales personnel decreased approximately $1.7 million for the three months ended November 30, 2011 compared to the prior year quarter due to decreased sales. The decrease in fixed salaries of approximately $595,000 is mainly related to the ongoing efforts to streamline operations and evaluate infrastructure and as a result, back office operations and customer service departments have been consolidated, which resulted in lower salaries costs. Self insurance costs were approximately $1.2 million for the three months ended November 30, 2011 and $1.4 million for the three months ended November, 2010. There was a decrease in the cost of health insurance claims offset by an increase in the cost of workers’ compensation claims for the year-over-year period.

MDG segment costs were down approximately $85,000 to $7.6 million for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. This net decrease was a result of several factors including decreases in advertising expenses ($160,000) and salaries ($75,000) offset by increases in customer financing ($95,000), self-insurance costs ($110,000) and rent and real estate taxes ($80,000).

Non-Operating Income and Expense

Interest expense decreased 49.6% to $140,000 for the three months ended November 30, 2011 from $278,000 for the prior year period. Total borrowings were lower for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 due to lower borrowing base availability, but interest rates were higher in the current year period. MDG operations had no effect on the interest expense for the three months ended November 30, 2011 or 2010. There was other expense of $77,000 for the three months ended November 30, 2011 compared to other income of $334,000 for the three months ended November 30, 2010. The fiscal 2012 quarter included a write-off of our equity investment in a sourcing company of approximately $160,000.

Income Tax Expense

There was income tax expense of $37,000 and $312,000 for the three months ended November 30, 2011 and 2010, respectively. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for both fiscal years, which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(0.83) for the three months ended November 30, 2011 and $(0.73) for the same period of fiscal 2011. For the three months ended November 30, 2011, there was a pre- tax loss of $8.3 million for the RoomStore segment and pre-tax income of $408,000 for the MDG segment. For the three months ended November 30, 2010, there was a pre- tax loss of $7.0 million for the RoomStore segment and pre-tax income of $190,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were approximately 9.8 million for the three months ended November 30, 2011 and 2010.

Nine Months Ended November 30, 2011 Compared to Nine Months Ended November 30, 2010

As an aid to understanding our results of operations on a comparative basis, the following table has been included for the nine months ended November 30, 2011 and 2010:

	2011		2010
	Dollars	% of Net sales	Dollars	% of Net sales
	(In thousands except share amounts)
Net sales	$193,419	100.0%	$250,544	100.0%
Cost of sales	111,582	57.7%	142,771	57.0%

Gross profit	81,837	42.3%	107,773	43.0%

Selling, general and administrative	96,912	50.1%	116,722	46.6%

Total operating expenses	96,912	50.1%	116,722	46.6%

Loss from operations	(15,075)	-7.8%	(8,949)	-3.6%

Interest expense	(519)	-0.3%	(621)	-0.2%
Other income, net	120	0.1%	513	0.2%

Total non-operating expense	(399)	-0.2%	(108)	0.0%

Loss before income taxes	(15,474)	-8.0%	(9,057)	-3.6%
Income tax expense	194	0.1%	544	0.2%

Net loss	(15,668)	-8.1%	(9,601)	-3.8%
Less: Net income attributable to the noncontrolling interest	(314)	-0.2%	(201)	-0.1%

Net loss attributable to RoomStore, Inc.	$(15,982)	-8.3%	$(9,802)	-3.9%

Diluted loss per share attributable to RoomStore, Inc. stockholders	$(1.64)		$(1.00)
Weighted average number of diluted shares outstanding	9,762,846		9,767,556

Net Sales

Net sales for the nine months ended November 30, 2011 were $193.4 million compared to $250.5 million for the nine months ended November 30, 2010, a decrease of $57.1 million, or 22.8%. Comparable RoomStore segment store merchandise sales for the nine months ended November 30, 2011 decreased approximately $45.6 million, or 25.4%, compared to the nine months ended November 30, 2010, and add-on sales (delivery fees and merchandise protection products) decreased approximately $5.6 million, or 32.1%, for the same periods. The decrease in add-on sales is partially due to the change in the mix of product protection warranty products offered by the Company. In the second half of fiscal year 2011, the Company introduced new warranty products with the related revenue being deferred and recognized over five years. The revenue from some of the Company’s previous warranty products was recognized on a more accelerated basis in the statements of operations based on the warranty terms. Revenue reflected in the statements of operations related to the warranty products was $4.2 million and $6.9 million for the nine months ended November 30, 2011 and 2010, respectively.

Comparable MDG segment store sales for the nine months ended November 30, 2011 decreased approximately $2.2 million, or 4.8%, compared to the nine months ended November 30, 2010. MDG delivery fees decreased 11.1% during the same period. We believe the MDG sales decrease was a result of consumer tightening of discretionary spending as well as increased competition.

The Company’s sales are being negatively affected by the continuing weakness in the national economy and a significantly weaker furniture retail industry. RoomStore sales have also been negatively affected by the lack of availability of inventory to fill customer orders due to the decrease in funds available to purchase inventory. We continue to work on new strategies to help draw new customers into the stores and new ways to attract customers via the internet. We expect that the furniture industry will continue to be negatively impacted by the economy and the availability of credit to the consumer. RoomStore had 64 stores at November 30, 2011 and 65 stores at November 30, 2010. MDG had 80 stores at November 30, 2011 and 82 stores at November 30, 2010.

Gross Profit

Gross profit for the nine months ended November 30, 2011 was $81.8 million compared to $107.8 million for the nine months ended November 30, 2010 and the Company gross profit margin was 42.3% and 43.0%, respectively. The gross profit margin calculation takes into account all merchandise, delivery and warranty product sales and the related merchandise and distribution and delivery costs. The RoomStore segment gross margin was 39.8% for the nine months ended November 30, 2011, compared to 41.5% for the nine months ended November 30, 2010. The decrease in the margin was a result of increased merchandise costs mainly due to an increase in ocean freight and fuel costs as well as sales price discounting to draw customers into the stores and encourage them to buy. MDG gross profit margins were 50.4% for the nine months ended November 30, 2011 compared to 49.5% for the nine months ended November 30, 2010. The lower margin for MDG in the 2010 period is related to selling floor samples and other discontinued items purchased at acquisition at a lower sales price to clear out the merchandise.

The RoomStore segment furniture margin increased slightly to 47.3% for the nine months ended November 30, 2011 from 46.8% for the same period in the previous year. MDG bedding margins were 53.2% for the nine months ended November 30, 2011 and were 52.0% for the nine months ended November 30, 2010. The RoomStore segment furniture margin and the MDG bedding margin calculations take into account only the merchandise sales and the true cost of sales for that merchandise.

Selling, General and Administrative

Selling, general and administrative costs decreased to $96.9 million for the nine months ended November 30, 2011 from $116.7 million for the nine months ended November 30, 2010, and as a percentage of sales increased to 50.1% from 46.6% as a result of the loss of sales leverage on certain fixed expenses.

Efforts have been made to cut costs at all levels of operations where possible. RoomStore segment costs were down approximately $19.0 million, or 20.3%, for the nine months ended November 30, 2011 versus the same period last year. This net decrease was a result of several factors including a decrease of $6.9 million in advertising expenses, a $4.7 million decrease in salaries, a decrease of $3.1 million in consumer financing discount costs and a decrease of approximately $740,000 in self insurance costs. There was an overall decrease in expenses in the nine months ended November 30, 2011 over the same period in the prior year due to a conversion during the prior fiscal year of the Company’s Texas operations onto the computer system used by the remainder of the RoomStore operations. It is anticipated that the conversion of the Texas operations will result in cost savings in fiscal year 2012 to more than offset the costs incurred for the conversion in fiscal year 2011. Cost savings include reduced salary costs for office personnel and decreased software license and maintenance expenses.

Discount fees paid by the Company for third party customer financing were $4.3 million for the nine months ended November 30, 2011 and $7.1 million for the nine months ended November 30, 2010. Various financial institutions provide the Company with private label non-recourse credit agreements that are offered to the customer and those that qualify under the primary or secondary programs are offered different interest rate or repayment options. The Company pays discount fees to the financial institutions based on the promotional program offered (e.g., “no interest for two years”) and the credit-worthiness of the customer. Due to a regulatory change in February 2010, retailers can no longer offer plans without monthly payments (i.e. “no interest, no payments”), and to make the plans appealing to customers, retailers are having to offer longer terms (36 and 48 months) which are at higher rates. The increase in the fees paid related to the new programs is offset by the fee decrease related to the in sales between the two fiscal periods. Discount fees paid by the RoomStore segment decreased approximately $3.1 million and the fees paid by the MDG segment increased approximately $290,000.

Total RoomStore segment salaries were down approximately $4.7 million for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010. Commissions paid to sales personnel were down approximately $2.8 million due to decreased sales. Fixed salaries decreased approximately $1.9 million, mainly as a result of ongoing efforts to streamline operations and evaluate infrastructure and as a result, back office operations and customer service departments have been consolidated, which resulted in lower salaries costs. Self insurance costs were approximately $3.1 million for the nine months ended November 30, 2011 and $3.8 million for the nine months ended November 30, 2010. There was a decrease in both costs of health insurance claims and workers’ compensation claims for the year-over-year period.

MDG segment costs were down approximately $795,000 to $22.3 million for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010. This net decrease was a result of several factors including a decrease in advertising expenses ($995,000) and salaries ($105,000), offset by increases in customer financing ($290,000) and self insurance costs ($190,000).

Non-Operating Income and Expense

Interest expense decreased 16.4% to $519,000 for the nine months ended November 30, 2011 from $621,000 for the prior year period, mainly as a result of decreased borrowings, offset by increased interest rates. MDG operations had no effect on the interest expense for the nine months ended November 30, 2011 or 2010. Other income was $120,000 for the nine months ended November 30, 2011 compared to $513,000 for the prior year period. The decrease in the current year included a write-off of the Company’s equity investment in a sourcing company of approximately $160,000.

Income Tax Expense

There was income tax expense of $194,000 and $544,000 for the nine months ended November 30, 2011 and 2010, respectively. The tax expense represents franchise tax expense, mainly for the state of Texas. A valuation allowance was recorded to completely reserve the federal income tax benefit for both fiscal years which will be carried forward into future years.

Net Loss and Loss per Share

Diluted loss per share attributable to RoomStore, Inc. stockholders was $(1.64) for the nine months ended November 30, 2011 and $(1.00) for the same period of fiscal 2011. For the nine months ended November 30, 2011, there was a pre- tax loss of $16.4 million for the RoomStore segment and pre-tax income of $902,000 for the MDG segment. For the nine months ended November 30, 2010, there was a pre- tax loss of $9.7 million for the RoomStore segment and pre-tax income of $626,000 for the MDG segment. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were approximately 9.8 million for the nine months ended November 30, 2011 and 2010.

Liquidity and Financial Position

Liquidity

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on December 12, 2011. See Financing and Debt below for information regarding the Company’s Debtor-in-Possession financing.

Cash and cash equivalents at November 30, 2011 was $2.2 million compared to $2.4 million at February 28, 2011. Net cash provided by operating activities was $14.6 million for the nine months ended November 30, 2011 and net cash used in operating activities was $10.0 million for the prior year period. MDG operating activities provided approximately $1.1 million net cash for the nine months ended November 30, 2011 and provided approximately $450,000 for the prior year period. The nine months ended November 30, 2011 and 2010 were negatively impacted by the net losses in those periods of $15.7 million and $9.6 million, respectively. The loss for the nine months ended November 30, 2011 and 2010 is a result of the continued weak retail economy in the United States and particularly in the furniture industry. Inventory, receivables, prepaid expenses and deferred revenue balances decreased $20.2 million, $2.1 million, $1.3 million and $4.0 million, respectively, from the levels at February 28, 2011 and accounts payable and accrued expenses increased $3.0 million and $6.2 million, respectively. The amount of cash and cash equivalents on the balance sheet changes based on the level of cash held at the different financial institutions by RoomStore and MDG and the amount of bank overdrafts at the end of each reporting report. At November 30, 2011 and February 28, 2011, $347,000 and $1.2 million, respectively, of RoomStore’s corporate bank accounts were in a net overdraft position and the balances were reclassified to current liabilities on the balance sheet.

Net cash used in investing activities was $525,000 for the nine months ended November 30, 2011 and net cash provided by investing activities was $1.2 million for the prior year period. In April 2010, the Company sold the building that housed its Lanham, Maryland retail store to Creative Distribution Services, LLC for $2.6 million in a sale-leaseback transaction, of which $2.0 million was paid in cash and is reflected in the November 30, 2010 cash provided by investing activities. The remaining $600,000 was recorded as a note receivable and a deferred gain. The note receivable was payable over two years but was paid off in full in December 2010. Net cash used in investing activities reflects the purchase of property, plant and equipment as the Company continues to maintain existing stores and distribution facilities. Additions to property, plant and equipment were $553,000 and $868,000 for the nine months ended November 30, 2011 and 2010, respectively.

The Company’s credit facility with Bank of America, N.A. was terminated on May 27, 2010 and a new credit facility agreement was entered into with Wells Fargo Retail Bank, N.A. (“Wells Fargo”). On May 27, 2010, Bank of America was paid off with respect to any outstanding borrowings, and the payoff amount then became outstanding borrowings under the Wells Fargo facility. Under the new credit facility with Wells Fargo, both borrowings and repayments of the credit facility loan are higher than what previously was shown in the statement of cash flows under the Bank of America credit facility. Under the new facility, Wells Fargo drafts the Company’s accounts each day for repayments and then the Company requests new borrowings as needed for each day. There was a net repayment under the facility of $13.0 million for the nine months ended November 30, 2011 and a net borrowing of $9.6 million for the nine months ended November 30, 2010.

On December 13, 2011, the Bankruptcy Court entered an interim order authorizing the Company to execute all documents necessary to obtain post-petition, Debtor-in-Possession financing up to a maximum amount of $14.0 million subject to (a) carve out for professional fees in an amount increasing over time to $500,000, and (b) certain other borrowing restrictions (the “DIP Facility”) from Wells Fargo. On December 15, 2011, the Company executed a Ratification and Amendment Agreement (the “Ratification Agreement”) to obtain and secure the DIP Facility. Under the terms of the Ratification Agreement, Wells Fargo has the discretion to apply the Company’s post-petition payments and proceeds first to amounts owed pre-petition to Wells Fargo before applying payments and proceeds against post-petition advances. At the time of the filing of the Chapter 11 Case, the Company owed Wells Fargo approximately $5.7 million. The Bankruptcy Court entered a final order on January 5, 2012 (the “Final Order”) authorizing the DIP Facility. On January 20, 2012, Wells Fargo assigned all of its interests and obligations under the loan agreements to Salus Capital Partners, LLC (“Salus”). See “Financing and Debt” below.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” above, RoomStore sales have been negatively affected by the lack of availability of inventory to fill customer orders due to the decrease in funds available to purchase inventory. This negative impact has been exacerbated during the Company’s Chapter 11 proceeding, as fees of professionals and other costs incurred in the Chapter 11 Case have made it increasingly more difficult for the Company to have sufficient inventory on hand to fulfill customers’ orders. The Company continues to pursue additional sources of capital to cover this shortfall. Without additional capital, the Company will continue to struggle with meeting customer sales needs.

Financial Position

Inventories decreased by $20.2 million, or 45.7%, to a total of $23.9 million at November 30, 2011 from the balance at February 28, 2011, mainly as a result of not being able to maintain the necessary inventory levels due to the decreased borrowing base availability with the credit facility

Receivables decreased by $2.1 million, or 50.3%, to a total of $2.1 million at November 30, 2011 from the balance at February 28, 2011. This decrease was primarily a result of decreased sales and timings of payments from third party financing and credit card companies at November 30, 2011 compared to February 28, 2011. The last day of November 2011 fell on a Wednesday as compared to a Monday for the last day of February 2011 and therefore additional February payments were not received until the beginning of the following month.

As a result of a barter agreement, prepaid expenses at November 30, 2011 includes $1.1 million of prepaid advertising received in exchange for the cost of mattresses provided to a third party by the Company. Under this agreement, the Company will receive an additional $1.0 million of estimated advertising value at no further cost to the Company.

Accounts payable increased $3.0 million, or 20.3%, at November 30, 2011 from the balance at February 28, 2011. The increase was mainly as a result of delayed payments to vendors tied to the decreased credit facility availability. Accrued liabilities increased $6.2 million, or 35.3%, to $23.9 million at November 30, 2011 from the balance at February 28, 2011. This increase is mainly due to increases in accrued compensation and benefits, accrued advertising and customer deposits related to merchandise orders placed but not yet booked at the end of each period.

The Condensed Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of the Chapter 11 Case.

On January 5, 2012, the Bankruptcy Court approved an order allowing the Company to enter into an Agency Agreement (the “Agency Agreement”) between the Company and a joint venture comprised of Hilco Merchant Resources, LLC, SB Capital Group, LLC, Planned Furniture Promotions, Inc., and Tiger Capital Group, Inc. (collectively, the “Agent”), pursuant to which the Agent was given the right to liquidate all of the merchandise in eighteen of the Company’s furniture retail stores (the “Closed Stores”) in exchange for payments from the Agent to the Company of an aggregate of $4.4 million subject to an inventory count during which an evaluation of the salability of the inventory would be made. This amount includes a guaranteed amount of $100,000 pursuant to the terms of the Agency Agreement, as well as an augmented recovery amount of $250,000. The Company received payment of approximately $4.0 million on January 6, 2012. The book value of the merchandise in the Closed Stores conveyed pursuant to the Agency Agreement was approximately $3.8 million on January 6, 2012, and accordingly, there were no charges incurred in connection with entering into the Agency Agreement.

The Company has retained Feinblum Real Estate, Inc. (“Feinblum”) to market the surplus leases for the Closed Stores. Pursuant to this agreement, Feinblum will receive customary fees for marketing the Closed Stores. In addition to the Closed Stores, the Bankruptcy Court approved the Company liquidating the merchandise in an additional seven stores through its own efforts, although the Company subsequently decided to close only six of these stores (the “Additional Stores”). The book value of the merchandise in the Additional Stores on January 6, 2012 was approximately $1.2 million. The Company closed five of the Additional Stores and rejected the leases for those five locations during January 2012. The leases for the Closed Stores and the Additional Stores will either be rejected or sold.

In March 2012, after discussions with the lender and creditors committee, the Company determined that it needed additional liquidity and decided to sell all or substantially all of the physical assets (including inventory) associated with its North Texas market (the “North Texas Market”), which will result in the closing of all ten of the Company’s stores and the distribution center in that market. On April 12, 2012, the Bankruptcy Court approved an order allowing the Company to enter into an Agency Agreement with Furniture Asset Acquisition (“FAA”) to transfer to FAA (i) the lease disposition rights of all ten stores in the North Texas Market, subject to FAA’s payment of all cure amounts then owed, (ii) all of the inventory of all of such stores and the going out of business rights in the North Texas Market, (iii) the rights to the “RoomStore” name in the state of Texas, and (iv) all of the customer lists and other customer data of the Company’s customers in Texas. Pursuant to this agreement, the Company will receive $1.7 million for the lease disposition rights, 100% of the cost of its inventory, estimated at approximately $2.2 million, and $0.3 million for the rights to the “RoomStore” name and the customer lists. A final payment will be made subject to the reconciliation of the inventory counts and the inventory status evaluation. As a result of this agreement, the Company will be prevented from opening any new stores in the state of Texas under the “RoomStore” name.

The Company recently adopted a policy minimizing severance payments to terminated employees and does not anticipate that there will be any material severance expenses due as a result of recently terminated employees.

Financing and Debt

Pursuant to a hearing held on December 13, 2011, the Bankruptcy Court entered an interim order on December 14, 2011, authorizing the Company to execute all documents necessary to obtain post-petition, Debtor-in-Possession financing up to a maximum amount of $14.0 million, subject to (a) carve out for professional fees in an amount increasing over time to $500,000, and (b) certain other borrowing restrictions (the “DIP Facility”) from Wells Fargo, the Company’s then existing lender. On December 15, 2011, the Company executed a Ratification Agreement to obtain and secure the DIP Facility. Under the terms of the Ratification Agreement, Wells Fargo has the discretion to apply the Company’s post-petition payments and proceeds first to amounts owed pre-petition to Wells Fargo before applying payments and proceeds against post-petition advances. At the time of the filing of the Chapter 11 Case, the Company owed Wells Fargo approximately $5.7 million under the Revolver. The Bankruptcy Court entered a final order on January 5, 2012 authorizing the DIP Facility. The Company paid financing fees of $150,000 on December 15, 2011 for the DIP Facility.

On January 20, 2012, Wells Fargo assigned all of its interests and obligations under the Revolver and DIP Facility to Salus. Subsequent to this assignment, the Company and Salus have agreed to revise certain terms of the DIP Facility (the revised DIP Facility hereinafter referred to as the “New DIP Facility”). The Bankruptcy Court approved these revisions by court order entered on February 8, 2012. The New DIP Facility increased the maximum amount of the facility to $15.0 million. The Company paid financing fees of $150,000 on February 8 2012 for the New DIP Facility and, upon the assignment of the DIP Facility to Salus, received a waiver from Wells Fargo of an additional $130,000 fee due to Wells Fargo. The Company entered into the New DIP Facility because the borrowing base formula in the New DIP Facility initially provided substantial incremental liquidity, including (i) up to $3.0 million of borrowing availability in respect of certain pledged equity, and (ii) increased advance rates on eligible inventory and real estate. The Company and Salus entered into a Fourth Amendment to the Revolver (the “Fourth Amendment”) on April 11, 2012, pursuant to which Salus waived certain technical events of default under the New DIP Facility and decreased the revolving credit loan ceiling to $10.0 million from $15.0 million, which was offset in part by amending the formula for funds available under the New DIP Facility such that the funds available to the Company decreased by an aggregate of $3.9 million rather than $5.0 million. The Company paid Salus a portion of the termination fee for the New DIP Facility in the amount of $37,500. The Bankruptcy Court entered an order approving the Fourth Amendment on April 19, 2012. The Company and Salus entered into a Fifth Amendment to the Revolver (the “Fifth Amendment”) on April 19, 2012 to replace line item expense budget variance covenants with less rigorous liquidity and aggregate disbursement covenants and to extend the time for the Company to file a plan of reorganization from April 15, 2012 to June 15, 2012. The Fifth Amendment also added a more stringent minimum sales requirement, whereby the Company will be required to achieve sales (a) for each week ending during the first three weeks after the Bankruptcy Court issues an order approving the Fifth Amendment of not less than 80% of the projected sales for such week as set forth in the budget agreed to by the Company and Salus, and (b) for each test period thereafter, of not less than 85% of the projected sales for such period. The Fifth Amendment also resulted in the base margin interest rate charged to the Company increasing from 3.0% to 3.5%, and requires that the Company begin closing, by June 4, 2012, the retail stores for which the Company has not received landlord consents by that date to extend the Company’s time to assume or reject such leases, as permitted by the Bankruptcy Code. In consideration for entering into the Fifth Amendment, the Company paid Salus a fee of $75,000 on May 4, 2012.

Loans made under the New DIP Facility bear interest at a rate equal to 3.5% plus the highest of (a) the federal funds rate plus 0.5%, (b) three month LIBOR plus 1.0%, or (c) the JP Morgan Chase Bank N.A. “prime rate” as announced from time to time at its principal office in New York, New York. The Company is required to pay an unused line fee of 0.75% per annum, paid monthly in arrears, and fees of 3.0% per annum on the stated amount of outstanding documentary letters of credit and 3.0% per annum on the principal balance of outstanding letters of credit. In addition, the Company is required to pay collateral monitoring fees of $5,000 per month, fully earned and payable in advance each month that the New DIP Facility is outstanding. The interest rate applicable to advances against the pledged equity components added to the borrowing base is 13.0% until 90 days after February 8, 2012, subject to reduction thereafter. The New DIP Facility matures on the earliest to occur of (a) June 12, 2013, (b) the effective date of a plan of reorganization of the Company, (c) the consummation of a sale or sales of all or substantially all of the Company’s assets and properties or of all equity interests in the Company, (d) the last termination date set forth in the Final Order of the Bankruptcy Court, and (e) the payment in full of all of the Company’s obligations under the New DIP Facility after notice by the Company to Salus of the Company’s intent to terminate the New DIP Facility. Under the New DIP Facility as amended by the Fifth Amendment, in the event that the Company has not, on or before the close of business on June 15, 2012, repaid the New DIP Facility in full or filed a Chapter 11 plan in form and substance reasonably satisfactory to Salus, the Company is required, by June 29, 2012, to commence the sale of all of its assets, other than leases and fixtures, and by July 10, 2012, commence an auction for the sale of all of its leases and fixtures. This financing should enable the Company to meet its post filing obligations in the ordinary course of business, fund its operations and pay for merchandise, and finance the costs associated with the Chapter 11 Case. The Company continues to pursue additional sources of capital to allow it to purchase additional inventory.

To secure repayment of all pre-petition and post-petition obligations, Salus was granted a first priority and perfected security interest and lien on all assets of the Company, except for the Company’s real property located at 1008 Highway 501 in Myrtle Beach, South Carolina.

There can be no assurance that cash on hand, cash generated through operations, cash generated through liquidation of assets and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs or that the Company will be in compliance with all necessary terms and conditions of the New DIP Facility or that the lending commitments under the New DIP Facility will not be terminated by the lenders.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Exchange Act) during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Chapter 11 Case

On December 12, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Unless the Bankruptcy Court orders otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

Section 365 of the Bankruptcy Code provides a process by which the Company may assume, assume and assign or reject certain pre-petition executory contracts (contracts that are not fully performed by either party) subject to the approval of the Bankruptcy Court and certain other conditions. Essentially, a rejection of a contract by the Company is a court-authorized breach of contract and, subject to certain exceptions, relieves the Company of further obligations under that contract, but creates a deemed pre-petition claim for damages by the party whose contract is rejected. Such parties may file claims in the Bankruptcy Court for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under that contract and to provide the other party with adequate assurance of the debtor’s future performance under the contract. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date the plan of reorganization is confirmed. At this time, it is not possible to accurately predict the effect the Chapter 11 Case will have on our business.

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Form 10-K, which we filed on May 31, 2011, and the additional factors below. The risks described in this Form 10-Q and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

There can be no assurance that the Company will be able to remain in compliance with the requirements of the New DIP Facility or that the lending commitments under the New DIP Facility will not be terminated by our lenders.

The Company has missed certain performance targets of the New DIP Facility and has entered into subsequent amendments with Salus to obtain waivers of these events of default If, as a result of any subsequent breach of the terms thereof, the New DIP Facility is terminated or the Company’s access to funding thereunder is restricted or terminated, the Company may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance the Company could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Chapter 11 Case into a liquidation under Chapter 7 of the Bankruptcy Code.

If the Company is unable to implement a plan of reorganization or if sufficient debtor-in-possession financing is not available the Company could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that the lenders of the New DIP Facility, the unsecured creditors or the Bankruptcy Court will approve any proposed plan of reorganization or that the New DIP Facility will not be terminated by the lenders for our breach thereof. If either of these events were to occur, the Company could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Our liquidity position imposes significant risks to our operations.

The New DIP Facility provides for a loan in the aggregate amount of $10.0 million, which is intended to be used for the financing of ordinary working capital and general corporate needs of the Company, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses. There can be no assurance that the amounts of cash from operations together with amounts available under the New DIP Facility will be sufficient to fund operations. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” above, RoomStore sales have been negatively affected by the lack of availability of inventory to fill customer orders due to the decrease in funds available to purchase inventory. This negative impact has been exacerbated during the Company’s Chapter 11 proceeding, as fees of professionals and other costs incurred in the Chapter 11 Case have made it increasingly more difficult for the Company to have sufficient inventory on hand to fulfill customers’ orders. The Company continues to pursue additional sources of capital to cover this shortfall. Without additional capital, the Company will continue to struggle with meeting customer sales needs. There can be no assurance that such additional financing will be available, or, if available, will be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the New DIP Credit Facility limit our ability to undertake certain business initiatives.

The Chapter 11 Case has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Case have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations may also be materially adversely affected, particularly if the Chapter 11 Case is protracted.

The Company may experience increased levels of employee attrition.

During the pendency of the Chapter 11 Case, the Company may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse affect on our ability to meet customer, trade partner and strategic partner expectations, thereby adversely affecting our business and results of operations. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse affect on our financial condition and results of operations.

Trading in our securities during the pendency of the Chapter 11 Case is highly speculative and poses substantial risks. It is impossible to predict at this time whether our common stock will be cancelled or if holders of such common stock will receive any distribution with respect to, or be able to recover any portion of, their investments in our common stock.

It is unclear at this stage of the Chapter 11 Case if any plan of reorganization would allow for distributions with respect to our common stock. Equity interests in a Chapter 11 case are often cancelled and extinguished upon confirmation of a plan of reorganization and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In such an event, outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Case. Accordingly, the Company urges extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

Item 3. Defaults Upon Senior Securities.

At November 30, 2011, the Company was in default of certain financial covenants of its credit facility agreement with Wells Fargo. These defaults were waived pursuant to the Company entering into the DIP Facility with Wells Fargo. On January 20, 2012, Wells Fargo assigned all of its interests and obligations under the under the Revolver and DIP Facility to Salus. The Company has missed certain performance targets of the New DIP Facility and has entered into subsequent amendments with Salus to obtain waivers of these events of default. The Company and Salus entered into the Fourth Amendment on April 11, 2012 and the Fifth Amendment on April 19, 2012. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Position – Financing and Debt” for additional information about the DIP Facility, Wells Fargo’s subsequent assignment of the DIP Facility to Salus, and the additional amendments to the Company’s loan agreements.

Item 6. Exhibits

The index to exhibits appears on page 32 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RoomStore, Inc.
(Registrant)

Date: May 25, 2012	By:	/s/ Stephen A. Giordano
Stephen A. Giordano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2012	By:	/s/ Lewis M. Brubaker, Jr.
Lewis M. Brubaker, Jr.
Senior Vice President and Chief Financial Officer
(Principal Finance and Accounting Officer)

Index To Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form S-1, filed on April 2, 2009).

10.1	Employment Agreement, dated as of November 5, 2011 between RoomStore, Inc. and Stephen Giordano.*

10.2	Ratification Agreement, dated as of December 15, 2011, by and among Wells Fargo Bank, N.A., in its capacity as agent acting for and behalf of the financial institutions from time to time party to the Loan Agreement as lenders (the “Lenders”), the Lenders, RoomStore, Inc. and Mattress Discounters Group, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2012).

10.3	Third Amendment to Loan and Security Agreement, dated as of February 6, 2012, by and among Salus Capital Partners, LLC (as assignee of Wells Fargo Bank, N.A.), in its capacity as agent acting for and behalf of the financial institutions from time to time party to the Loan Agreement as lenders (the “Lenders”), the Lenders, RoomStore, Inc. and Mattress Discounters Group, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2012).

10.4	Fourth Amendment to Loan and Security Agreement, dated as of April 11, 2012, by and among Salus Capital Partners, LLC (as assignee of Wells Fargo Bank, N.A.), in its capacity as agent acting for and behalf of the financial institutions from time to time party to the Loan Agreement as lenders (the “Lenders”), the Lenders, RoomStore, Inc. and Mattress Discounters Group, LLC*

10.5	Fifth Amendment to Loan and Security Agreement, dated as of April 19, 2012, by and among Salus Capital Partners, LLC (as assignee of Wells Fargo Bank, N.A.), in its capacity as agent acting for and behalf of the financial institutions from time to time party to the Loan Agreement as lenders (the “Lenders”), the Lenders, RoomStore, Inc. and Mattress Discounters Group, LLC*

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), under the Exchange Act of 1934.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Taxonomy Extension Schema**

101 CAL	XBRL Taxonomy Extension Calculation Linkbase**

101 DEF	XBRL Taxonomy Extension Definition Linkbase**

101 LAB	XBRL Taxonomy Extension Label Linkbase**

101 PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith
**	Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements Of Changes In Equity, and (v) Notes to Condensed Consolidated Financial Statements.